Form 10QSB
period 2007-05-31
XTOL Energy Inc.
filed 2007-07-31
CIK 1388982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-1421-28

XTOL ENERGY INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Suite 600 – 595 Howe Street
Vancouver, British Columbia Canada V6C 2T5
(Address of principal executive offices)

604-662-3910
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [ x ] No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 25, 2007, the registrant’s outstanding common stock consisted of 38,544,000 shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited interim financial statements of XTOL Energy Inc. (the “Company”, “XTOL”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

XTOL Energy Inc.
(An Exploration Stage Company)

May 31, 2007

XTOL Energy Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	May 31	November 30,
	2007	2006
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	302,287	99,602
Accrued revenue	556	–
Prepaid expenses (Note 9)	125,339	224,432
Total Current Assets	428,182	324,034
Property and Equipment (Note 3)	2,261	2,826
Oil and Gas Property (Note 4)	32,436	34,038
Total Assets	462,879	360,898

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	14,235	5,902
Accrued liabilities	6,890	5,873
Due to related party (Note 5(b))	796	–
Total Liabilities	21,921	11,775
Contingencies and Commitments (Notes 1 and 9)
Stockholders’ Equity
Preferred Stock, 20,000,000 shares authorized, $0.0001 par value;
None issued and outstanding	–	–
Common Stock, 80,000,000 shares authorized, $0.0001 par value;
38,082,000 and 37,892,000 shares issued and outstanding, respectively	3,808	3,789
Additional Paid-in Capital	465,992	390,011
Common Stock Subscribed (Note 6)	208,000	2,500
Donated Capital (Note 5(a))	18,750	11,250
Deficit Accumulated During the Exploration Stage	(255,592)	(58,427)
Total Stockholders’ Equity	440,958	349,123
Total Liabilities and Stockholders’ Equity	462,879	360,898

(The Accompanying Notes are an Integral Part of These Financial Statements)

XTOL Energy Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(Unaudited)

	Accumulated from	For the	For the	For the	Period from
	February 14, 2006	Three Months	Three Months	Six Months	February 14, 2006
	(Date of Inception)	Ended	Ended	Ended	(Date of Inception)
	to May 31,	May 31,	May 31,	May 31,	to May 31,
	2007	2007	2006	2007	2006
	$	$	$	$	$

Revenue	1,746	819	–	1,746	–
Expenses
Depletion and depreciation	2,732	1,303	–	2,167	–
General and administrative (Note 5(a))	254,606	92,199	12,932	196,744	12,932
Total Expenses	257,338	93,502	12,932	198,911	12,932
Net Loss	(255,592)	(92,683)	(12,932)	(197,165)	(12,932)
Net Loss Per Share – Basic and Diluted		–	–	(0.01)	–
Weighted Average Shares Outstanding		37,993,000	50,891,000	37,967,000	50,302,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

XTOL Energy Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

		Period from
	Six Months	February 14, 2006
	Ended	(Date of Inception)
	May 31,	to May 31,
	2007	2006
	$	$

Operating Activities

Net loss	(197,165)	(12,932)

Adjustments to reconcile net loss to net cash used in operating activities:
Depletion and depreciation	2,167	–
Donated services and rent	7,500	3,750
Stock-based compensation	105,647	–

Changes in operating assets and liabilities
Accrued revenue	(556)	–
Prepaid expenses	(1,554)	–
Accounts payable	8,333	332
Accrued liabilities	1,017	–
Due to related party	796	–

Net Cash Used in Operating Activities	(73,815)	(8,850)

Financing Activities

Proceeds from issuance of common stock	70,000	113,800
Stock issuance costs	(1,500)	–
Proceeds from common stock subscribed	208,000	–

Net Cash Provided by Financing Activities	276,500	113,800

Increase in Cash	202,685	104,950

Cash - Beginning of Period	99,602	–

Cash - End of Period	302,287	104,950

Supplemental Disclosures

Interest paid	–	–
Income taxes paid	–	–

(The Accompanying Notes are an Integral Part of These Financial Statements)

XTOL Energy Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(Unaudited)

1.	Nature of Operations and Continuance of Business

The Company was incorporated in the State of Nevada on February 14, 2006. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting for Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of oil and gas properties located in the United States.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at May 31, 2007, the Company has not generated significant revenue and has accumulated losses totaling $255,592 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During the next twelve months, management plans to purchase additional non-operated interests in oil and gas properties, acquire a development stage exploration property and carry out an exploration program on acquired property. Management estimates expenditures of approximately $6,500,000 for acquisition and exploration costs on oil and gas interests and properties, and approximately $832,000 for other operational costs. The Company currently has no significant revenues and must rely on the sale of equity securities to fund operations. The Company will require significant additional financings in order to pursue exploration of any properties acquired. There is no assurance that the Company will be able to obtain the necessary financings to complete its objectives.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is November 30.

	b)	Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

	c)	Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to valuation of long-lived assets, donated expenses, stock-based compensation and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	e)	Property and Equipment

Property and equipment consists of computer hardware, is recorded at cost and is being amortized on a straight-line basis over their estimated life of three years.

XTOL Energy Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	f)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

	g)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	h)	Oil and Gas Properties

The Company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made the Company assesses annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

The Company applies a ceiling test to the capitalized cost in the full cost pool. The ceiling test limits such cost to the estimated present value, using a ten percent discount rate, of the future net revenue from proved reserves, based on current economic and operating conditions. Specifically, the Company computes the ceiling test so that capitalized cost, less accumulated depletion and related deferred income tax, do not exceed an amount (the ceiling) equal to the sum of: (A) The present value of estimated future net revenue computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current cost) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus (B) the cost of property not being amortized; plus (C) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; less (D) income tax effects related to differences between the book and tax basis of the property.

For unproven properties, the Company excludes from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, the Company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. The Company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test.

	i)	Revenue Recognition

The Company recognizes oil and gas revenue when production is sold at a fixed or determinable price, persuasive evidence of an arrangement exists, delivery has occurred and title has transferred, and collectibility is reasonably assured.

XTOL Energy Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	j)	Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

	k)	Financial Instruments

The fair values of financial instruments, which include cash, accrued revenue, accounts payable, accrued liabilities and amounts due to related party, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

	l)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

	l)	Foreign Currency Translation

The Company's functional currency is the United States dollar and management has adopted SFAS No. 52, “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	m)	Stock-based Compensation

In accordance with SFAS No. 123R “Share Based Payments,” the Company accounts for share-based payments and stock options using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

	n)	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

XTOL Energy Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	n)	Recent Accounting Pronouncements (continued)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

XTOL Energy Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(Unaudited)

3.	Property and Equipment

			May 31,	November 30,
			2007	2006
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Computer hardware	3,391	1,130	2,261	2,826

4.	Oil and Gas Property

	May 31,	November 30,
	2007	2006
	Net Carrying	Net Carrying
	Value	Value
	$	$

Proved Properties, Oklahoma

Acquisition Costs	34,038	34,038
Depletion	(1,602)	–

Net Carrying Value	32,436	34,038

On August 1, 2006, the Company acquired a 2.34% non operating interest in three oil and gas wells located in Oklahoma for $34,038.

5.	Related Party Transactions

a)

During the six month period ended May 31, 2007, the Company recognized $4,500 (period ended May 31, 2006 - $2,250) for donated services at $750 per month provided by the President of the Company. The Company also recognized $3,000 (period ended May 31, 2006 - $1,500) of donated rent at $500 per month for office premises provided by the Chief Financial Officer of the Company.

b)

As at May 31, 2007, the Company is indebted to the Chief Financial Officer of the Company for $796 (November 30, 2006 - $nil), representing expenditures paid on behalf of the Company. This amount is unsecured, non-interest bearing and have no specific terms of repayment.

6.	Common Stock

	a)	On December 13, 2006, the Company issued 40,000 shares of common stock at a price of $0.25 per share for proceeds of $10,000.

b)

On January 12, 2007, the Company issued 10,000 shares of common stock at a fair value of $2,500 to a consultant for services rendered. This amount was recorded as common stock subscribed as at November 30, 2006.

c)

On February 2, 2007, the Company issued 30,000 shares of common stock at a price of $0.50 per share for proceeds of $15,000. In connection with this private placement, the Company paid a commission of $1,500 and issued 1,500 common share purchase warrants at a fair value of $248 exercisable at $0.50 per share of common stock until February 7, 2008.

	d)	On April 18, 2007, the Company issued 10,000 shares of common stock at a fair value of $5,000 pursuant to an Advisory Board Agreement described in Note 9(a).

	e)	On May 16, 2007, the Company issued 100,000 shares of common stock at a price of $0.45 per share for net proceeds of $45,000.

f)

As at May 31, 2007, the Company has received share subscriptions of $100,000 for 222,000 units at approximately $0.45 per unit. Each unit will consist of one share of common stock and one-tenth of a share purchase warrant. One whole share purchase warrant is exercisable into one share of common stock at $0.50 per share until June 4, 2009. See Note 10.

g)

As at May 31, 2007, the Company has received share subscriptions of $108,000 for 240,000 units at approximately $0.45 per unit. Each unit will consist of one share of common stock and one-tenth of a share purchase warrant. One whole share purchase warrant is exercisable into one share of common stock at $0.50 per share until June 4, 2009.

XTOL Energy Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(Unaudited)

7.	Stock Options

On February 15, 2006, the Company granted 10,000,000 stock options to the directors with an exercise price of $0.0001 per share and expiring on February 15, 2011. These stock options were fully vested as of the grant date. The fair value for these stock options was estimated at the date of grant using the Black-Scholes option- pricing model assuming an expected life of 5 years, a risk-free rate of 4.51%, an expected volatility of 97%, and a 0% dividend yield. The weighted average fair value of stock options granted was $0.0001 per share. As at May 31, 2007, there were no unvested stock options.

A summary of the Company’s stock option activity is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Number of	Price	Contractual
	Options	$	Life (years)

Outstanding, November 30, 2006	10,000,000	0.0001

Granted	–	–

Outstanding, May 31, 2007	10,000,000	0.0001	3.72

Exercisable, May 31, 2007	10,000,000	0.0001	3.72

8.	Share Purchase Warrants

On February 7, 2007, the Company issued 1,500 warrants at a fair value of $248 exercisable at $0.50 per share until February 7, 2008. The fair value of the warrants was estimated at the date of issue using the Black-Scholes option-pricing model assuming an expected life of 1 year, a risk-free rate of 4.81%, an expected volatility of 81%, and a 0% dividend yield. The weighted average fair value of the warrants issued was $0.50 per share.

The following table summarizes the continuity of the Company’s share purchase warrants:

		Weighted
		average
	Number of	exercise price
	Warrants	$

Balance, November 30, 2006	–

Issued	1,500	0.50

Balance, May 31, 2007	1,500	0.50

As at May 31, 2007, the following share purchase warrants were outstanding:

	Exercise
Number of	Price
Warrants	$	Expiry Date

1,500	0.50	February 7, 2008

9.	Commitments

a)

On July 24, 2006, the Company entered into a consulting agreement with an individual (the “Consultant”) to provide geologic consulting services to the Company for a period of four months, or until terminated by either party, for $2,500 per month and 10,000 shares of common stock of the Company. The 10,000 shares with a fair value of $2,500 were issued on January 12, 2007. The Consultant was to deliver a detailed description and respective work orders (a “complete package”) of 1 to 3 acquisition projects during the term of the agreement. Upon delivery of a complete package, the Consultant was entitled to receive a bonus of $5,000 and an additional 10,000 shares of common stock. The Consultant did not deliver a complete package prior to the agreement ending on November 24, 2006. This agreement was replaced by an Advisory Board Agreement dated December 1, 2006. The Company appointed the Consultant as a member of the Company’s Advisory Board for a term of three years commencing December 1, 2006, for consideration of 10,000 restricted common shares per annum and a rate of $400 for every day the Advisor provides geological consulting services to the Company. On April 18, 2007, the Company issued 10,000

XTOL Energy Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(Unaudited)

shares of common stock at a fair value of $5,000 pursuant to the Advisory Board Agreement with $2,500 included in prepaid expenses and the remaining amount charged to operations.

9.	Commitments (continued)

b)

On November 29, 2006, the Company entered into a consulting agreement with a firm to provide consulting services to the Company for a period of 13 months in consideration for the issuance of 6,000,000 common shares at a fair value of $225,000. The 6,000,000 shares were issued on November 29, 2006. As at May 31, 2007, $121,285 is included in prepaid expenses.

10.	Subsequent Events

	a)	On June 4, 2007, the Company issued the 440,000 shares for unit subscriptions received as of May 31, 2007 as described in Notes 6(f) and (g).

	b)	On July 4, 2007, the Company issued 22,000 shares of common stock and 46,200 warrants for unit subscriptions received as of May 31, 2007 as described in Notes 6(f) and (g).

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION/ PLAN OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including, "could" "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this Quarterly Report.

Introduction

XTOL Energy Inc. (“XTOL”, “we”, “us”) is a start up oil and gas exploration company. We have incurred losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations. We have only recently begun operations. In February 2007 we received the first revenue from our 2.34% non operated interest in three operating wells in Oklahoma.

We were incorporated as a Nevada company on February 14, 2006. We are also extra-provincially registered in British Columbia, Canada. We do not have any subsidiaries. Our principal office is located at Suite 600 – 595 Howe Street, Vancouver, British Columbia, Canada, V6C 2T5. Our telephone number is (604) 662-3910. Our fiscal year end is November 30.

We intend to build our business through the acquisition of producing oil and natural gas wells, interests and leases. Our strategy is to combine the secure and reliable revenue source of non-operated interest from producing oil wells with the potential of an oil and gas exploration project.

Our common stock became eligible for trading on the NASDAQ-operated Over-the-Counter Bulletin Board (“OTCBB”) on Monday, July 9, 2007. Our shares will trade under the ticker symbol “XTOL.OB”.

The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information for over-the-counter equity securities. OTCBB securities are traded by a community of market makers that enter quotes and trade through a sophisticated computer network. Information on the OTCBB can be found at www.otcbb.com.

Overview

We are engaged in the acquisition of interests and leases of producing oil and natural gas wells. Our plan of operations for the next twelve months is to create revenue from non-operated interests of producing oil and gas wells and to acquire an interest in, and further develop a development stage oil and gas exploration project.

We have only recently begun our current operations and have not yet earned any revenues and have accumulated net loss of $255,592 from February 14, 2006 (date of inception) to May 31, 2007.

We have acquired a 2.34% interest in three wells in Kingfisher County, Oklahoma. We do not yet have any exploration projects. We need capital to carry out our current business plan. We also anticipate that we will require additional financing in order to pursue full exploration of our acquired claims. We may not have sufficient financing to undertake our current and future business and there is no assurance that we will be able to obtain the necessary financing.

We are a start-up stage corporation with limited operations and limited revenues from our business operations. Our auditors have issued us with a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. Our only source of cash at this time is investments by others in our company. We must raise cash to implement our plan of operation.

Results of Operations

We began to earn nominal revenues in February 2007 from our non-operated working interests in three producing wells. We plan to purchase additional non-operated working interests in existing leases. However, we anticipate that we will incur substantial losses over the next two years.

For the three months ended May 31, 2007, we generated revenues of $819 compared to no revenues for the same period in 2006. From our inception on February 14, 2006 to May 31, 2007 we accumulated a net loss of $255,592. For the three months ended May 31, 2007 we incurred net loss of $92,683 compared to our net loss of $12,932 for the same period in 2006. As of May 31, 2007, we had $302,287 in our bank accounts compared to $99,602 as at November 30, 2006. Our net loss per share was (0.01) for the three months ended May 31, 2007.

We have accumulated expenses of $254,606 from February 14, 2006 (date of inception) to May 31, 2007 and incurred expenses of $198,911 for the six months ended May 31, 2007. Our total expenses were $93,502 for the three months ended May 31, 2007 compared to $12,932 for the same period in 2006.

Our accumulated expenses from February 14, 2006 (date of inception) to May 31, 2007 included $2,732 in depletion and depreciation and $254, 606 in general and administrative expenses. Of our $2,732 accumulated depletion and depreciation expenses, $2,167 was accumulated during the six month ended May 31, 2007 including $1,303 during the three months ended May 31, 2007. Of our accumulated general and administrative expenses of $254,606, $196,744 was incurred during the six months ended May 31, 2007 including $92,199 during the three months ended May 31, 2007.

Our general and administrative expenses consist of professional fees, management and consulting fees, bank charges, travel, meals and entertainment, rent, foreign exchange, office maintenance, communication expenses (cellular, internet, fax, and telephone), courier, postage costs and office supplies. Our professional fees include legal, accounting and auditing fess.

On February 15, 2006 we issued options to acquire 5,000,000 shares at $0.0001 per share to Gary Chayko, our President and Chief Executive Officer; options to acquire 2,500,000 shares at $0.0001 per share to Jordan Shapiro, our Chief Financial Officer; and options to acquire 2,500,000 shares at $0.0001 per share to Hudson Capital, a company owned by Jordan Shapiro. The options were issued as compensation for their services, and we do not intend to issue more options to them in the next two years. The options vested immediately, and are valid for a period of five years from the date of grant. We believe that it is necessary to enter into option agreements in order to retain the services of Mr. Chayko and Mr. Shapiro.

Plan of Operations

We have limited operations and are solely dependent on the funds raised through our equity or debt financing. As of May 31, 2007, we had $302,287 in our bank accounts.

For the next twelve months (beginning August 2007) we intend to:

  Complete the purchase of additional non-operated interests in producing wells;
  Complete the purchase of exploration rights to a development stage oil and gas exploration project;
  Plan and carry out a full exploration program on a potential advanced stage oil and gas property; and
  Complete private and/or public financing to cover the cost of acquiring additional exploration projects and non-operated interests in existing leases.

Currently, we are reviewing additional non-performing leases in Oklahoma and additional working interests in Oklahoma, Texas, Wyoming and Canada.

We expect to require approximately $7,030,000 in financing to continue our planned operation and exploration over the next year. Our planned acquisition and exploration expenditures for oil and gas interests and properties over the next twelve months (beginning August 2007) are summarized as follows:

Description	Potential completion date	Estimated Expenses ($)
Retain a full-time engineer, a full- time land specialist and a full-time geologist	November 1, 2007	400,000
Purchase non-operated working interests in existing leases	November 1, 2007	3,000,000
Acquire a development stage exploration project	November 1, 2007	1,100,000
Develop and carry out a preliminary exploration program on an acquired property	January 1, 2007 – April 30, 2008	2,000,000
Total		6,500,000

Our other planned operational expenses for the next twelve months (beginning August 2007) are summarized as follows:

Description	Potential completion date	Estimated Expenses ($)
Select and appoint a new Board member	November 1, 2007	10,000
Retain a new President and CEO and CFO	November 1, 2007	250,000
Raise additional private or public equity (legal, accounting and marketing fees)	November 1, 2007	100,000
General and administrative expenses	12 months	77,000
Professional fees (legal, accounting and auditing fees)	12 months	130,000

Consulting and employee fees	12 months	220,000
Marketing expenses	12 months	45,000
Total		832,000

The general and administrative expenses for the year will consist primarily of transfer agent fees, management fees, investor relations and general office expenses. The professional fees for the audit and legal work are related to our regulatory filings throughout the year,

We had cash in the amount of $302,287 as of May 31, 2007. Based on our planned expenditures, we require a minimum of approximately $7,030,000 (a total of approximately $7,332,000 less our cash of $302,287) to proceed with our business plan over the next twelve months. If we achieve less than the full amount of financing that we require, we will not be able to carry out our full business plan or we will be forced to proceed with scaled back business plans based on our available financial resources.

For the following two years, we anticipate that we will incur substantial losses. We do not have enough capital to carry out our business plan. Even if we carry out exploration activities on the properties we plan to acquire, this will not guarantee that the properties will contain commercially exploitable quantities of oil and gas. Such exploration projects will be directed by our management and will be supervised by Gary Chayko and Jordan Shapiro, our President, CEO and CFO. If we retain a new President, CEO and CFO, the new officer or officers will manage our operations and supervise our planned exploration projects.

Due to our limited finances, there is no assurance that we will be able to acquire an interest in a property that merits further exploration. If we were to acquire an interest in a property, then our plan would be to conduct resource exploration of the property. In any event, we anticipate that our acquisition of a property and any exploration activities that we would undertake will be subject to us achieving additional financing.

Even though we plan to raise capital by equity or debt financing, we believe that debt financing may not be a viable alternative for funding our operations as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funds from the sale of our common stock to fund our operation and exploration activities. In the absence of such financing, we will not be able to purchase non-operated working interest in existing leases, acquire a development stage exploration project, or carry out a preliminary exploration program on an acquired property. Even if we are successful in obtaining equity financing to fund our operation and exploration, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our future properties following the completion of preliminary exploration. If we do not continue to obtain additional financing, we will be forced to abandon our properties, our plan of operation and our exploration.

Modifications to our plans will be based on many factors, including: results of exploration, assessment of data, weather conditions, exploration costs, the price of oil and gas and available capital. Further, the extent, to which we carry out our exploration programs, is dependent upon the amount of financing available to us.

We may consider entering into joint venture arrangements to provide the required funding to pursue drilling and advanced exploration of our potential properties. If we enter into a joint venture arrangement, we would likely have to assign a percentage of our interest in our projects to the joint venture partner. The assignment of the interest would be conditional upon contribution by the joint venture partner of capital to enable the advanced exploration on the properties to proceed. There is no assurance that any third party would enter into a joint venture agreement with us in order to fund exploration of our potential projects.

Liquidity and Capital Resources

As of May 31, 2007 we had cash of $302,287 compared to $99,602 in cash at November 30, 2006. At May 31, 2007 we had a working capital surplus of $406,261 compared to $312,259 at November 30, 2006. Our accumulated deficit was ($255,592) as at May 31, 2007 compared to ($58,427) as at November 30, 2006.

Our net loss of ($255,592) from February 14, 2006 (date of inception) to May 31, 2007 was funded by our equity financing. During the six month ended May 31, 2007, we raised $276,500 in equity financing.

On August 1, 2006 we acquired a 2.34% non-operated interest in three wells in Oklahoma and completed our obligation to make a cash payment of $34,038. On November 29, 2006 we engaged Sedona AG, a Swiss company, to provide investment and financial consulting services to us. We issued 6,000,000 common shares as consideration pursuant to the consulting agreement. On July 24, 2006, we entered into a consulting agreement with Cleveland Maynard Welsh to provide us geological consulting services. We issued Mr. Welsh 10,000 common shares in January 2007 pursuant to this agreement.. We paid him $2,500 per month as consideration for his geological consulting services. On December 1, 2006 we entered into an advisory board agreement with Mr. Welsh to replace the agreement dated July 24, 2006. Under the new agreement, we committed to pay him $400 for every actual day Mr. Welsh provides us geological services and issue him 10,000 common shares annually. On April 28, 2007 we issued 10,000 more common shares to Mr. Welsh as his annual payment under this new agreement.

On July 24, 2007 we entered into a consulting agreement with Norman Meier whereby Mr. Meier’s will serve as our Vice President of Corporate Development. Pursuant to that agreement, we must compensate Mr. Meier in advance for 2 years of service by issuing to him 2,000,000 shares of our common stock at fair market value before December 31, 2007.

As of May 31, 2007, we have enough money in our bank accounts to cover all of our required payments on our consulting agreements.

We did not use net cash for investing activities during the six months ended May 31, 2007. We used net cash of $73,815 in operating activities for the six months ended May 31, 2007. For the period from February 14, 2006 (Date of Inception) to May 31, 2006, we used $8,850 in cash in operating activities. We received net cash of $276,500 from the issuance of our common stock during the six months ended May 31, 2007 compared to $113,800 during the period from February 13, 2006 (Date of Inception) to May 31, 2006.

Our monthly cash requirement during the six months ended May 31, 2007 was approximately $14,300. As of May 31, 2007, we had cash of $302,287.

However, we anticipate that after August 2007 our monthly expenses will increase to $611,000, which includes $32,000 monthly for general and administrative expenses, $52,000 monthly for consulting and employee expenses, $19,000 monthly for professional fees, $340,000 for acquisition of non-operated working interests and an exploration project and $168,000 monthly for exploration costs.

Of the $7,332,000 we need for the next 12 months, we had $302,287 in cash as of May 31, 2007. We intend to raise the balance of our cash requirements for the next 12 months (approximately $7,030,000) from private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer) within the next few months. If we are unsuccessful in raising enough money through future capital raising efforts, we may review other financing possibilities such as bank loans. At this time we do not have any commitments from any broker-dealer to provide us with financing.

There is no assurance that any financing will be available or if available, on terms that will be acceptable to us. We also may need additional financing to carry out our business plan.

Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan, and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we cannot raise at least $7,030,000, we will have to significantly reduce our spending, delay or cancel planned activities or substantially change our current corporate structure. In such an event, we intend to implement expense reduction plans in a timely manner. However, these actions would have material adverse effects on our business, revenues, operating results, and prospects, resulting in a possible failure of our business. We may need to obtain additional financing which may not be available, which could cause us to cease operations.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Future Financings

We will require additional financing of $7,030,000 in order to proceed with our full business plan. We plan to conduct private placements or a public offering in order to raise the funds necessary to pursue our plan of operations. Issuances of additional shares will result in dilution to our existing shareholders. We currently do not have any arrangements in place for the completion of any private placement financings or a public offering and there is no assurance that we will be successful in completing any equity financings.

We are currently offering common shares for sale through private placements pursuant to Regulation S of the Securities Act to non US persons.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 2 of the notes to our financial statements. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows and which require the application of significant judgment by management.

Oil and Gas Properties

We utilize the full-cost method of accounting for petroleum and natural gas properties. Under this method, we capitalize all costs associated with acquisition, exploration and development of oil and natural gas reserves into the full cost pool on a country by country basis. When we obtain proven oil and gas reserves, capitalized costs will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made we assess annually whether impairment has occurred, and include in the amortization base drilling exploratory dry holes associated with unproved properties.

We apply a ceiling test to the capitalized cost in the full cost pool. The ceiling test limits such cost to the estimated present value, using a ten percent discount rate, of the future net revenue from proved reserves, based on current economic and operating conditions. Specifically, we compute the ceiling test so that capitalized cost, less accumulated depletion and related deferred income tax, do not exceed an amount (the ceiling) equal to the sum of: (A) The present value of estimated future net revenue as of the date of the latest balance sheet presented, less estimated future expenditures; plus (B) the cost of property not being amortized; plus (C) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; less (D) income tax effects related to differences between the book and tax basis of the property.

For unproven properties, we exclude from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, we assess the property at least annually to ascertain whether impairment has occurred. In assessing impairment we consider factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. We add the amount of impairment assessed to the cost to be amortized subject to the ceiling test.

Stock Based Compensation

In accordance with SFAS No. 123R “Share Based Payments,” we account for share-based payments and stock options using the fair value method. We have granted stock options to directors. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

Related Party Transactions

On February 15, 2006, we issued an aggregate of 10,000,000 options to our directors and Hudson Capital, a company owned by one of our directors at an exercise price of $0.0001 per share for their services. The expiration date of those options is February 15, 2011. Our directors and Hudson Capital purchased a total of 30,000,000 common shares from us for a cash payment of $5,000.

On November 29, 2006, we issued 6,000,000 shares of common stock with a fair value of $225,000 Sedona AG as advance payment for its investment consulting services to December 31, 2007.

Other than as described above, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the total assets for the last fiscal year.

Inflation

The effect of inflation on the Company's revenue and operating results was not significant.

Audit Committee

The functions of the audit committee are currently carried out by our Board of Directors. Our Board of Directors has determined that we do not have an audit committee financial expert on our Board of Directors carrying out the duties of the audit committee. Our Board of Directors has determined that the cost of hiring a financial expert to act as a director of XTOL and to be a member of the audit committee or otherwise perform audit committee functions outweighs the benefits of having a financial expert on the audit committee.

ITEM 3. CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2007, being the date of our first quarter end covered by this Quarterly Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

During our quarter ended May 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(2)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(3)

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any pending or threatened legal proceedings which involve XTOL or any of its properties or subsidiaries.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

From December 1, 2006 to May 31, 2007, we completed the following sales of unregistered securities:

a)	On December 13, 2006, we issued 40,000 shares of common stock at a price of $0.25 per share for proceeds of $10,000.

b)

On January 12, 2007, we issued 10,000 shares of common stock at a fair value of $2,500 to a consultant for services rendered. This amount was recorded as common stock subscribed as at November 30, 2006.

c)

On February 2, 2007, we issued 30,000 shares of common stock at a price of $0.50 per share for proceeds of $15,000. In connection with this private placement we paid a commission of $1,500 and issued 1,500 common share purchase warrants at a fair value of $248 exercisable at $0.50 per share of common stock until February 7, 2008.

d)	On April 18, 2007, we issued 10,000 shares of common stock at a fair value of $5,000 pursuant to an Advisory Board Agreement described in Note 9(a).

e)	On May 16, 2007, we issued 100,000 shares of common stock at a price of $0.45 per share for net proceeds of $45,000.

f)

As at May 31, 2007, we had received share subscriptions of $100,000 for 222,000 units at approximately $0.45 per unit. Each unit consists of one share of common stock and one-tenth of a share purchase warrant. One whole share purchase warrant is exercisable into one share of common stock at $0.50 per share until June 4, 2009.

g)

As at May 31, 2007, we had received share subscriptions of $108,000 for 240,000 units at approximately $0.45 per unit. Each unit consists of one share of common stock and one-tenth of a share purchase warrant. One whole share purchase warrant is exercisable into one share of common stock at $0.50 per share until June 4, 2009.

We completed the offerings of the common stock pursuant to Rule 903 of Regulation S of the Securities Act on the basis that the sale of the common stock was completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the units. Each investor was not a US person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a US person.

Each investor was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION:

None

ITEM 6. EXHIBITS

Exhibit	Exhibit
Number	Description

3.1	Certificate (Articles) of Incorporation as filed with the Nevada Secretary of State on February 14, 2006 (1)

3.2	Bylaws (1)

10.1	Oklahoma Non-operated Interest Conveyance and Bill of Sale (1)

10.2	Cleveland Maynard Welsh Consulting Agreement (1)

10.3	Sedona AG Consulting Agreement (1)

10.4	Gary Chayko Option Agreement (1)

10.5	Hudson Capital Corporation Option Agreement (1)

10.6	Jordan Shapiro Option Agreement (1)

10.7	Advisory Board Agreement with Cleveland Maynard Welsh (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Included as exhibits on our Form SB-2 filed April 16, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XTOL Energy Inc.
(Registrant)

/s/ Gary Chayko
Date: July 30, 2007	Gary Chayko
Director, President, Chief Executive Officer

/s/ Jordan Shapiro
Date: July 30, 2007	Jordan Shapiro
Director, Chief Financial Officer, Principal
Accounting Officer, Secretary, Treasurer