Form 10QSB
period 2007-08-31
LAUD Resources Inc.
filed 2007-10-22
CIK 1388982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2007

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-1421-28

LAUD Resources Inc.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Suite 600 – 595 Howe Street
Vancouver, British Columbia Canada V6C 2T5
(Address of principal executive offices)

604-662-3910
(Registrant’s telephone number, including area code)

XTOL Energy Inc.
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the past 12 months (or for such shorter period that the registrant was require to file such
reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes  [   ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act). [   ] Yes  [X] No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS: Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution
of securities under a plan confirmed by a court. [   ] Yes  [   ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 22, 2007, the registrant’s outstanding common stock consisted of 81,088,000 shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited interim financial statements of LAUD Resources Inc., formerly XTOL Energy Inc. (the “Company”, “LAUD”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

Laud Resources Inc. (formerly XTOL Energy Inc.)
(An Exploration Stage Company)

August 31, 2007

Laud Resources Inc. (formerly XTOL Energy Inc.)
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	August 31	November 30,
	2007	2006
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	244,538	99,602
Accrued revenue	880	–
Prepaid expenses (Note 6)	404,046	224,432
Total Current Assets	649,464	324,034
Property and Equipment (Note 3)	1,978	2,826
Oil and Gas Property (Note 4)	31,112	34,038
Total Assets	682,554	360,898

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	5,326	5,902
Accrued liabilities	4,652	5,873
Due to related party (Note 5(b))	806	–
Total Liabilities	10,784	11,775
Contingencies (Note 1)
Stockholders’ Equity
Preferred Stock, 20,000,000 shares authorized, $0.0001 par value;
None issued and outstanding	–	–
Common Stock (Note 6), 160,000,000 shares authorized, $0.0001 par value;
81,088,000 and 75,784,000 shares issued and outstanding, respectively	8,109	7,578
Additional Paid-in Capital	1,019,691	386,222
Common Stock Subscribed	–	2,500
Donated Capital (Note 5(a))	22,500	11,250
Deficit Accumulated During the Exploration Stage	(378,530)	(58,427)
Total Stockholders’ Equity	671,770	349,123
Total Liabilities and Stockholders’ Equity	682,554	360,898

(The Accompanying Notes are an Integral Part of These Financial Statements)

Laud Resources Inc. (formerly XTOL Energy Inc.)
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(Unaudited)

	Accumulated from	For the	For the	For the	Period from
	February 14, 2006	Three months	Three months	Nine months	February 14, 2006
	(Date of Inception)	Ended	Ended	Ended	(Date of Inception)
	to August 31,	August 31,	August 31,	August 31,	to August 31,
	2007	2007	2006	2007	2006
	$	$	$	$	$

Revenue	3,188	1,442	–	3,188	–
Expenses
Depletion and depreciation	4,339	1,607	188	3,774	188
General and administrative (Note 5(a))	377,379	122,773	5,125	319,517	17,869
Total Expenses	381,718	124,380	5,313	323,291	18,057
Net Loss	(378,530)	(122,938)	(5,313)	(320,103)	(18,057)
Net Loss Per Share – Basic and Diluted		–	–	(0.01)	–
Weighted Average Shares Outstanding (Note 6)		77,342,000	103,344,000	76,862,000	101,878,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Laud Resources Inc. (formerly XTOL Energy Inc.)
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

		Period from
	Nine months	February 14, 2006
	Ended	(Date of Inception)
	August 31,	to August 31,
	2007	2006
	$	$

Operating Activities

Net loss	(320,103)	(18,057)

Adjustments to reconcile net loss to net cash used in operating activities:
Depletion and depreciation	3,774	188
Donated services and rent	11,250	7,500
Stock-based compensation	177,258	800

Changes in operating assets and liabilities
Accrued revenue	(880)	–
Prepaid expenses	(1,872)	(3,138)
Accounts payable	(576)	332
Accrued liabilities	(1,221)	–
Due to related party	806	–

Net Cash Used in Operating Activities	(131,564)	(12,375)

Investing Activities
Purchase of property and equipment	–	(2,801)
Purchase of oil and gas property	–	(34,038)

Net Cash Used in Investing Activities	–	(36,839)

Financing Activities

Proceeds from issuance of common stock	278,000	113,000
Stock issuance costs	(1,500)	–

Net Cash Provided by Financing Activities	276,500	113,000

Increase in Cash	144,936	63,786

Cash - Beginning of Period	99,602	–

Cash - End of Period	244,538	63,786

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(The Accompanying Notes are an Integral Part of These Financial Statements)

Laud Resources Inc. (formerly XTOL Energy Inc.)
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

1.	Nature of Operations and Continuance of Business

The Company was incorporated in the State of Nevada on February 14, 2006 under the name XTOL Energy Inc. On October 11, 2007, the Company changed its name to LAUD Resources Inc. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting for Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of oil and gas properties located in the United States.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31, 2007, the Company has not generated significant revenue and has accumulated losses totaling $378,530 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

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

Laud Resources Inc. (formerly XTOL Energy Inc.)
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	e)	Property and Equipment

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Laud Resources Inc. (formerly XTOL Energy Inc.)
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	i)	Revenue Recognition

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

	k)	Asset Retirement Obligations

The Company follows the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations," which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.

	l)	Financial Instruments

The fair values of financial instruments, which include cash, accrued revenue, accounts payable, accrued liabilities and amounts due to related party, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

	m)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

	n)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in a foreign currency and management has adopted SFAS No. 52 “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	o)	Stock-based Compensation

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

Laud Resources Inc. (formerly XTOL Energy Inc.)
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	p)	Recent Accounting Pronouncements

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

Laud Resources Inc. (formerly XTOL Energy Inc.)
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	o)	Recent Accounting Pronouncements (continued)

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

3.	Property and Equipment

			August 31,	November 30,
			2007	2006
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Computer hardware	3,391	1,413	1,978	2,826

4.	Oil and Gas Property

	August 31,	November 30,
	2007	2006
	Net Carrying	Net Carrying
	Value	Value
	$	$

Proved Properties, Oklahoma

Acquisition Costs	34,038	34,038
Depletion	(2,926)	–

Net Carrying Value	31,112	34,038

On August 1, 2006, the Company acquired a 2.34% non operating interest in three oil and gas wells located in Oklahoma for $34,038.

5.	Related Party Transactions

a)

During the nine month period ended August 31, 2007, the Company recognized $6,750 (period ended August 31, 2006 - $4,500) for donated services at $750 per month provided by the President of the Company. The Company also recognized $4,500 (period ended August 31, 2006 - $3,000) of donated rent at $500 per month for office premises provided by the Chief Financial Officer of the Company.

b)

At August 31, 2007, the Company is indebted to the Chief Financial Officer of the Company for $806 (November 30, 2006 - $nil), representing expenditures paid on behalf of the Company. This amount is unsecured, non-interest bearing and have no specific terms of repayment.

6.	Common Stock

On October 1, 2007, the Company effected a 2:1 forward stock split of the authorized, issued and outstanding common stock. All share amounts have been retroactively adjusted for all periods presented. Refer to Note 9(a).

	a)	On December 13, 2006, the Company issued 80,000 shares of common stock at a price of $0.125 per share for proceeds of $10,000.

b)

On January 12, 2007, the Company issued 20,000 shares of common stock at a fair value of $2,500 to a consultant for services rendered. This amount was recorded as common stock subscribed as at November 30, 2006.

Laud Resources Inc. (formerly XTOL Energy Inc.)
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

6.	Common Stock (continued)

c)

On February 2, 2007, the Company issued 60,000 shares of common stock at a price of $0.25 per share for proceeds of $15,000. In connection with this private placement, the Company paid a commission of $1,500 and issued 3,000 common share purchase warrants at a fair value of $248 exercisable at $0.25 per common share until February 7, 2008.

	d)	On April 18, 2007, the Company issued 20,000 shares of common stock at a fair value of $5,000 pursuant to an Advisory Board Agreement. As at August 31, 2007, $1,250 is included in prepaid expenses.

	e)	On May 16, 2007, the Company issued 200,000 shares of common stock at a price of $0.225 per share for proceeds of $45,000.

f)

On June 4, 2007, the Company issued 444,000 units at approximately $0.225 per unit for proceeds of $100,000. Each unit is comprised of one share of common stock and one-tenth of a share purchase warrant. One whole share purchase warrant is exercisable into one common share at $0.25 per share until June 4, 2009.

g)

On June 4, 2007, the Company issued 480,000 units at a price of $0.225 per unit for proceeds of $108,000. Each unit is comprised of one share of common stock and one-tenth of a share purchase warrant. One whole share purchase warrant is exercisable into one common share at $0.25 per share until June 4, 2009.

h)

On July 24, 2007, the Company issued 4,000,000 shares of common stock at a fair value of $350,000 to a consultant for services to be provided over a two year period. As at August 31, 2007, $331,781 is included in prepaid expenses and will be recognized over the remaining term of the consulting agreement.

i)

On November 29, 2006, the Company issued 12,000,000 shares of common stock at a fair value of $225,000 pursuant to a consulting agreement. As at August 31, 2007, $69,143 is included in prepaid expenses.

7.	Stock Options

On February 15, 2006, the Company granted 20,000,000 stock options to the directors with an exercise price of $0.00005 per share and expiring on February 15, 2011. These stock options were fully vested as of the grant date. The fair value for these stock options was estimated at the date of grant using the Black-Scholes option-pricing model assuming an expected life of 5 years, a risk-free rate of 4.51%, an expected volatility of 97%, and a 0% dividend yield. The weighted average fair value of stock options granted was $0.00005 per share. As at August 31, 2007, there were no unvested stock options.

A summary of the Company’s stock option activity is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Number of	Price	Contractual
	Options	$	Life (years)

Outstanding, November 30, 2006	20,000,000	0.00005

Granted	–	–

Outstanding, August 31, 2007	20,000,000	0.00005	3.46

Exercisable, August 31, 2007	20,000,000	0.00005	3.46

Laud Resources Inc. (formerly XTOL Energy Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(Unaudited)

8.	Share Purchase Warrants

On February 7, 2007, the Company issued 3,000 share purchase warrants at a fair value of $248 (recorded as a share issuance cost) exercisable at $0.25 per share until February 7, 2008. The fair value of the share purchase warrants was estimated at the date of issue using the Black-Scholes option-pricing model assuming an expected life of 1 year, a risk-free rate of 4.81%, an expected volatility of 81%, and a 0% dividend yield. The weighted average fair value of the share purchase warrants issued was $0.25 per share.

The Company also issued 92,400 share purchase warrants pursuant to private placements of common shares. Refer to Notes 6(f) and 6(g).

The following table summarizes the continuity of the Company’s share purchase warrants:

		Weighted
		Average
	Number of	Exercise Price
	Warrants	$

Balance, November 30, 2006	.	–

Issued	95,400	0.25

Balance, August 31, 2007	95,400	0.25

As at August 31, 2007, the following share purchase warrants were outstanding:

	Exercise
Number of	Price
Warrants	$	Expiry Date

3,000	0.25	February 7, 2008
92,400	0.25	June 4, 2009
95,400

9.	Subsequent Events

a)	On October 1, 2007, the Company effected a 2:1 forward stock split of the authorized, issued and outstanding common stock. As a result, the authorized share capital increased from 80,000,000 shares of common stock with a par value of $0.0001 to 160,000,000 shares of common stock with a par value of $0.0001. All share amounts have been retroactively adjusted for all periods presented.

b)	On October 11, 2007, the Company changed its name to LAUD Resources Inc.

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

Introduction

XTOL Energy Inc. (“we”, “us”) is a start up oil and gas exploration company. We have incurred losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations. We have only recently begun operations. In February 2007 we received our first revenues from our 2.34% non operated interest in three operating wells in Oklahoma.

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

Our common stock became eligible for trading on the FINRA-operated Over-the-Counter Bulletin Board (“OTCBB”) on Monday, July 9, 2007. Our shares trade under the ticker symbol “LAUD.OB”.

The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information for over-the-counter equity securities. OTCBB securities are traded by a community of market makers that enter quotes and trade through a sophisticated computer network. Information on the OTCBB can be found at www.otcbb.com.

On October 11, 2007 we changed our name to LAUD Resources Inc.

Overview

We are engaged in the acquisition of interests and leases of producing oil and natural gas wells. Our plan of operations for the next twelve months is to create revenue from non-operated interests of producing oil and gas wells and to acquire an interest in, and further develop a development stage oil and gas exploration project.

We have only recently begun our current operations, have earned nominal revenues and have accumulated net loss of $378,530 from February 14, 2006 (date of inception) to August 31, 2007.

We have acquired a 2.34% interest in three wells in Kingfisher County, Oklahoma. We do not yet have any exploration projects. We need additional capital to carry out our current business plan. We also anticipate that we will require additional financing in order to pursue full exploration of our acquired claims. We may not have sufficient financing to undertake our current and future business and there is no assurance that we will be able to obtain the necessary financing.

We are a start-up stage corporation with limited operations and limited revenues from our business operations. Our auditors have issued us with a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay our bills. Our only source of cash at this time is investments by others in our company. We must raise cash to implement our plan of operation.

Results of Operations

We began to earn nominal revenues in February 2007 from our non-operated working interests in three producing wells. We plan to purchase additional non-operated working interests in existing leases. However, we anticipate that we will incur substantial losses over the next two years.

For the three months ended August 31, 2007, we generated revenues of $1,442 compared to no revenues for the same period in 2006. From our inception on February 14, 2006 to August 31, 2007 we accumulated a net loss of $378,530. For the three months ended August 31, 2007 we incurred net loss of $122,938 compared to our net loss of $5,313 for the same period in 2006. As of August 31, 2007, we had $244,538 in our bank accounts compared to $99,602 as at November 30, 2006.

We have accumulated expenses of $381,718 from February 14, 2006 (date of inception) to August 31, 2007 and incurred expenses of $323,291 for the nine months ended August 31, 2007. Our total expenses were $124,380 for the three months ended August 31, 2007 compared to $5,313 for the same period in 2006.

Our accumulated expenses from February 14, 2006 (date of inception) to August 31, 2007 included $4,339 in depletion and depreciation and $377,379 in general and administrative expenses. Of our $4,339 accumulated depletion and depreciation expenses, $3,774 was accumulated during the nine month ended August 31, 2007 including $1,607 during the three months ended August 31, 2007. Of our accumulated general and administrative expenses of $377,379, $319,517 was incurred during the nine months ended August 31, 2007 including $122,773 during the three months ended August 31, 2007.

Our general and administrative expenses consist of professional fees, management and consulting fees, bank charges, travel, meals and entertainment, rent, foreign exchange, office maintenance, communication expenses (cellular, internet, fax and telephone), courier, postage costs and office supplies. Our professional fees include legal, accounting and auditing fess.

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

On July 24, 2007 we also issued 2,000,000 common shares to Norman Meier pursuant to a Consulting Agreement. Dr. Meier will serve as our Vice President of Corporate Development and will assist us in business development, implementation of our business plan, introduction to new acquisition targets, increasing our revenue and shareholder base and providing contacts in the mining industry.

Plan of Operations

We have limited operations and are solely dependent on the funds raised through our equity or debt financing. As of August 31, 2007, we had $244,538 in our bank accounts.

For the next twelve months (beginning November 2007) we intend to:

  Complete the purchase of additional non-operating interests in producing wells;
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

We expect to require approximately $7,332,000 in financing to continue our planned operation and exploration over the next year. Our planned acquisition and exploration expenditures for oil and gas interests and properties over the next twelve months (beginning November 2007) are summarized as follows:

Description	Potential	Estimated
	completion date	Expenses
		($)
Retain a full-time engineer, a	March 1, 2008	400,000
full-
time land specialist and a full-
time
geologist

Purchase non-operated working	March 1, 2008	3,000,000
interests in existing leases

Acquire a development stage	March 1, 2008	1,100,000
exploration project

Develop and carry out a	January 1, 2008–	2,000,000
preliminary exploration program	April 30, 2009
on an acquired property

Total		6,500,000

Our other planned operational expenses for the next twelve months (beginning November 2007) are summarized as follows:

Description	Potential	Estimated
	completion date	Expenses
		($)
Select and appoint a new	March 1, 2008	10,000
Board
member
Retain a new President and	March 1, 2008	250,000
CEO
and CFO
Raise additional private or	March 1, 2008	100,000
public
equity (legal, accounting and
marketing fees)
General and administrative	12 months	77,000
expenses
Professional fees (legal,	12 months	130,000
accounting and auditing fees)
Consulting and employee fees	12 months	220,000
Marketing expenses	12 months	45,000
Total		832,000

The general and administrative expenses for the year will consist primarily of transfer agent fees, management fees, investor relations and general office expenses. The professional fees for the audit and legal work are related to our regulatory filings throughout the year,

We had cash in the amount of $244,538 as of August 31, 2007. Based on our planned expenditures, we require a minimum of approximately $7,087,462 (a total of approximately $7,332,000 less our cash of $244,538) to proceed with our business plan over the next twelve months. If we achieve less than the full amount of financing that we require, we will not be able to carry out our full business plan or we will be forced to proceed with scaled back business plans based on our available financial resources.

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

Liquidity and Capital Resources

As of August 31, 2007, we had cash of $244,538 compared to $99,602 in cash at November 30, 2006. At August 31, 2007, we had a working capital surplus of $638,680 compared to $312,259 at November 30, 2006. Our accumulated deficit was ($378,530) as at August 31, 2007 compared to ($58,427) as at November 30, 2006.

Our net loss of ($378,530) from February 14, 2006 (date of inception) to August 31, 2007 was funded by our equity financing. During the nine month ended August 31, 2007, we raised $276,500 in equity financing.

On August 1, 2006, we acquired a 2.34% non-operated interest in three wells in Oklahoma and completed our obligation to make a cash payment of $34,038. On November 29, 2006 we engaged Sedona AG, a Swiss company, to provide investment and financial consulting services to us. We issued 6,000,000 common shares as consideration pursuant to the consulting agreement. On July 24, 2006, we entered into a consulting agreement with Cleveland Maynard Welsh to provide us geological consulting services. We issued Mr. Welsh 10,000 common shares in January 2007 pursuant to this agreement. We paid him $2,500 per month as consideration for his geological consulting services. On December 1, 2006, we entered into an advisory board agreement with Mr. Welsh to replace the agreement dated July 24, 2006. Under the new agreement, we committed to pay him $400 for every actual day Mr. Welsh provides us geological services and issue him 10,000 common shares annually. On April 28, 2007, we issued 10,000 more common shares to Mr. Welsh as his annual payment under this new agreement.

As of August 31, 2007, we have enough money in our bank accounts to cover all of our required payments on our consulting agreements.

We did not use net cash for investing activities during the nine months ended August 31, 2007. We used net cash of $131,564 in operating activities for the nine months ended August 31, 2007. For the period from February 14, 2006 (Date of Inception) to August 31, 2006, we used $12,375 in cash in operating activities. We received net cash of $276,500 from the issuance of our common stock during the nine months ended August 31, 2007 compared to $113,000 during the period from February 14, 2006 (Date of Inception) to August 31, 2006.

Our monthly cash requirement during the nine months ended August 31, 2007 was approximately $14,618. As of August 31, 2007, we had cash of $224,538. However, we anticipate that after November 2007 our monthly expenses will increase to $611,000, which includes $32,000 monthly for general and administrative expenses, $52,000 monthly for consulting and employee expenses, $19,000 monthly for professional fees, $340,000 for acquisition of non-operated working interests and an exploration project and $168,000 monthly for exploration costs.

Of the $7,332,000 we need for the next 12 months, we had $224,538 in cash as of August 31, 2007. We intend to raise the balance of our cash requirements for the next 12 months ($7,087,462) from private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer) within the next few months. If we are unsuccessful in raising enough money through future capital raising efforts, we may review other financing possibilities such as bank loans. At this time we do not have any commitments from any broker-dealer to provide us with financing.

We registered, on a Form SB-2, declared effective on September 17, 2007, a total of 14,701,500 shares of common stock, of which 1,500 were underlying warrants and options. All of these shares were previously issued to the selling shareholders.

There is no assurance that any financing will be available or if available, on terms that will be acceptable to us. We also may need additional financing to carry out our business plan.

Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan, and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we cannot raise at least $7,087,462, we will have to significantly reduce our spending, delay or cancel planned activities or substantially change our current corporate structure. In such an event, we intend to implement expense reduction plans in a timely manner. However, these actions would have material adverse effects on our business, revenues, operating results, and prospects, resulting in a possible failure of our business. We may need to obtain additional financing which may not be available, which could cause us to cease operations.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Future Financings

We will require additional financing of $7,087,462 in order to proceed with our full business plan. We plan to conduct private placements or a public offering in order to raise the funds necessary to pursue our plan of operations. Issuances of additional shares will result in dilution to our existing shareholders. We currently do not have any arrangements in place for the completion of any private placement financings or a public offering and there is no assurance that we will be successful in completing any equity financings.

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

ITEM 3. CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2007, being the date of our first quarter end covered by this Quarterly Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

During our quarter ended August 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any pending legal proceedings which involve XTOL or any of its properties or subsidiaries.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION:

On October 11, 2007 we filed a Certificate of Amendment with the Nevada Secretary of State changing our name to LAUD Resources Inc. As of the date of this filing we have not yet received confirmation of our new ticker symbol.

ITEM 6. EXHIBITS

Exhibit	Exhibit
Number	Description

3.1	Certificate of Amendment as filed with the Nevada Secretary of State on October 11, 2007

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XTOL Energy Inc.
(Registrant)

/s/ Gary Chayko
Date: October 22, 2007	Gary Chayko
Director, President, Chief Executive Officer

/s/ Jordan Shapiro
Date: October 22, 2007	Jordan Shapiro
Director, Chief Financial Officer, Principal
Accounting Officer, Secretary, Treasurer