Form 10-K
period 2007-11-20
LAUD Resources Inc.
filed 2008-03-17
CIK 1388982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________.

Commission file number 333-1421-28 LAUD RESOURCES INC. (Exact name of registrant as specified in its charter)

NEVADA	20-5893809
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

Suite 507-700 West Pender Street, Vancouver, British Columbia, V6C 1G8
(Address of principal executive offices)

(604) 662 3910
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) No ☑

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at November 30, 2007 (computed by reference to the latest price at which the common equity was sold; $0.40): $3,715,200.00

Number of common shares outstanding at March 10, 2008: 81,088,000

1

PART I

Item 1. Description of Business Cautionary Statement

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including, "could" "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this Annual Report.

Currency

All currency references in this Annual Report are in US dollars unless otherwise noted.

Introduction

LAUD Resources Inc. (“LAUD”, “we”, “us”) is a start up oil and gas exploration company. We were incorporated in the State of Nevada on February 14, 2006, under the name of “XTOL Energy Inc.”. We operated under this name until October 10, 2007 at which time we changed our name to LAUD Resources Inc. We do not have any subsidiaries. Our principal office is located at Suite 507-700 West Pender Street, Vancouver, British Columbia, V6C 1G8. Our telephone number is (604) 662-3910. Our fiscal year end is November 30.

We have incurred losses since our inception. We rely upon the sale of our securities to fund our operations. We have generated limited revenues of $6,359 from our 2.34% non operated interest in three operating wells in Oklahoma since our inception to November 30, 2007. Due to delayed transfer of the interest from the property in Kingfisher County, Oklahoma we generated our first revenues in February 2007.

We intend to build our business through the acquisition of producing oil and natural gas wells, interests and leases. Our strategy is to combine the secure and reliable revenue source of non-operated interest from producing oil wells with the potential of an oil and gas exploration project. For the next twelve months (beginning April 2008), we plan to purchase additional non-operated interests, acquire a development stage exploration property and carry out an exploration program on the acquired property. We are not involved in any bankruptcy, receivership or similar proceedings.

Our Business

On August 1, 2006, we purchased a 2.34% non operated interest in three producing wells located in Kingfisher County, Oklahoma, which are described as Stebens #1, Oblander #1-29 and Schneider #1. Our interest gives us the right to receive 2.34% of the operating profits from the operator of the wells, Range Resources Corporation of Fort Worth, Texas. During the first six months of 2007, these wells produced a combined average of approximately 130 thousand cubic feet of gas per day and 1.2 barrels of oil per day. The 2.34% interest generated an average monthly income of approximately $515 per month during the past five years. We received revenues of $6,359 from our 2.34% interest from February 2007 to November 30, 2007.

The following table describes our interest in the Kingfisher County wells:

Name of Well	Location	Nature of Interest
Stebens #1	Kingfisher County, Oklahoma	2.34% non operated interest
Oblander #1-29	Kingfisher County, Oklahoma	2.34% non operated interest
Schneider #1	Kingfisher County, Oklahoma	2.34% non operated interest

Plan of Operation

Over the next twelve months (beginning April 2008) we plan to spend approximately $6,500,000 on acquisition and exploration expenses for oil and gas interests and properties, and approximately $832,000 for other operational costs. We have incurred net losses since our inception, and relied upon the sale of our securities to fund our operations. We will be dependent on future financing in order to maintain our operations and carry out our business plan. We anticipate that we will require additional financing of approximately $7,332,000 to continue our planned operation and exploration over the next year. We currently do not have sufficient financing to carry out our business plan and there is no assurance that we will be able to obtain the necessary financing. Accordingly, our ability to continue our operations is uncertain.

Currently, we are reviewing additional non-performing leases in Oklahoma and additional working interests in Oklahoma, Texas, Wyoming and Canada.

We expect to require approximately $7,332,000 in financing to continue our planned operation and exploration over the next year. Our planned acquisition and exploration expenditures for oil and gas interests and properties over the next twelve months (beginning April 2008) are summarized as follows:

Description	Potential completion date	Estimated Expenses ($)
Retain a full-time engineer, a full-time land specialist and a full-time geologist	April 1, 2008	400,000
Purchase non-operated working interests in existing leases	May 1, 2008	3,000,000
Acquire a development stage exploration project	August 1, 2008	1,100,000
Develop and carry out a preliminary exploration program on an acquired property	September 1, 2008 –	2,000,000
Total		6,500,000

Our other planned operational expenses for the next twelve months (beginning April 2008) are summarized as follows:

Description	Potential completion date	Estimated Expenses ($)
Select and appoint a new Board member	May 1, 2008	10,000
Retain a new President and CEO and CFO	July 1, 2008	250,000
Raise additional private or public equity (legal, accounting and marketing fees)	May 1, 2008	100,000
General and administrative expenses	12 months	77,000
Professional fees (legal, accounting and auditing fees)	12 months	130,000
Consulting and employee fees	12 months	220,000
Marketing expenses	12 months	45,000
Total		832,000

Future Oil and Gas Interests

Our search for oil and gas leases or interests in leases has been directed towards small and medium-sized oil and natural gas production companies and properties. For our initial acquisitions, we are looking for low risk property interests. During the 12 months beginning April 2008, we intend to include in our portfolio additional non-operated interests in producing wells as well as an exploration interest in a development stage oil and gas property. As we continue the development of our portfolio of interests, we will be looking for properties and interests that have the following qualities:

  at least developmental drilling in proven producing areas;

  significant additional production capacity through developmental drilling, recompletions and workovers;

  further developmental potential; and

  in some cases, ability to assume operatorship or appointment of a known operator with relevant experience in the area.

Markets

We are currently in the exploration stage and we have generated only nominal revenues. We are not producing oil or gas and we have no customers. We only have a non-operated working interest in three wells in Oklahoma at this time. The availability of a ready market and the prices obtained for oil and gas produced depend on many factors, including the extent of domestic production and imports of oil and gas, the proximity and capacity of natural gas pipelines and other transportation facilities, fluctuating demand for oil and gas, the marketing of competitive fuels, and the effects of governmental regulation of oil and gas production and sales.

A ready market exists for domestic oil and gas through existing pipelines and transportation of liquid products. Whether there exists an international market depends upon the existence of international delivery systems and on political and pricing factors.

If we are successful in producing oil and gas in the future, we expect our future customers for our oil and gas to be refiners, remarketers and third party intermediaries, who either have, or have access to, consumer delivery systems. We intend to sell our oil and gas under both short-term (less than one year) and long-term (one year or more) agreements at prices negotiated with third parties. Typically either the entire contract (in the case of short-term contracts) or the price provisions of the contract (in the case of long-term contracts) are renegotiated at intervals ranging in frequency from daily to annually. We have not yet adopted any specific sales and marketing plans. However, as we purchase future properties, the need to hire marketing personnel will be addressed.

Research and Development Expenditures

We have not spent any amounts on research and development activities since our inception. Our planned expenditures for our operation and exploration programs are summarized under the section of this Annual Report entitled “Management Discussion and Analysis of Financial Condition and Results of Operations.”

Employees and Consultants

As of November 30, 2007, we do not have any full time or part time employees. Our Chief Executive Officer and our Chief Financial Officer work as part time consultants in the areas of business development and management, each contributing approximately 20% of their time to us. We currently engage independent contractors in the areas of accounting, geologist services, legal, auditing services, investment banking and corporate development. On July 24, 2007 we appointed Norman Meier as our Vice President of Corporate Development pursuant to a consulting agreement. We plan to engage independent contractors in the areas of consulting, marketing, bookkeeping, and other services.

We intend to retain a full time President, CEO and CFO over the next three months. Gary Chayko, our current President and CEO, and Jordan Shapiro, our current CFO, will resign from their officer positions if we find and retain a new President, and CEO and CFO. Mr. Chayko and Mr. Shapiro intend to continue to serve as our directors, and we do not anticipate any change of control during the next 12 months. Also, we intend to hire a full time engineer, land specialist and geologist over the next three months.

Subsidiaries

On January 24, 2008 we incorporated APIC Resources, Inc. as our wholly owned subsidiary. On February 5, 2008 we issued a dividend of $0.000001 to each of our 81,088,000 common shares outstanding as of February 5, 2008. We satisfied this dividend by arranging APIC Resources, Inc. to issue one share of their common stock for every $0.0001 of dividend declared. This effectively became an issuance of one APIC Resources, Inc. share for every 100 shares of our stock held by our shareholders at February 5, 2008. These shares were issued without a prospectus in reliance on Regulation S and pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933. In conjunction with this arrangement we cancelled our 100 shares in APIC Resources, Inc. and as of February 5, 2008, we no longer owned any shares in APIC Resources, Inc.

As of February 27, 2008 we do not have any subsidiaries.

Intellectual Property

We have not filed for any protection of our trademarks for LAUD. We own the copyright of our logo and all of the contents of our website, www.laudresources.com.

Government Regulations

Our current and future operation and exploration activities are or will be subject to various laws and regulations in US and Canada in which we do or will conduct our activities. These laws and regulations govern the protection of the environment, conservation, prospecting, development, energy production, taxes, labor standards, occupational health, work safety, toxic substances, chemical products and materials, waste management, and other matters relating to the oil and gas industry.

Regarding our current non-operated interest, we are responsible for a 2.34% share of the costs of (1) any claims arising from the production and sale of hydrocarbons from the interest after August 1, 2006, which is the date we acquired our 2.34% interest in the three wells in Oklahoma; (2) any governmental request or requirement to plug, re-plug or abandon any wells, status or classification, or take any clean up or other actions with respect to our interest; and (3) any claims for personal injury, death, damage to property or damage to the environment arising directly or indirectly from the use, occupation, operation, maintenance or abandonment of our interest. As at November 30, 2007 we have not incurred any such costs.

Permits, registrations or other authorizations will be required for the operation of our future facilities and for our future oil and gas exploration and production activities. These permits, registrations or authorizations are subject to revocation, modification and renewal. Governmental authorities have the power to enforce compliance with these regulatory requirements, the provisions of required permits, registrations or other authorizations, and lease conditions, and violators are subject to civil and criminal penalties, including fines, injunctions or both. Failure to obtain or maintain a required permit may also result in the imposition of civil and criminal penalties. Third parties may have the right to sue to enforce compliance.

We expect to be able to comply with those laws and do not believe that compliance will have a material adverse effect on our competitive position. We have obtained, and intend to obtain all licenses and permits required by all applicable regulatory agencies in connection with any oil and gas operations we carry out and our future exploration activities. We intend to maintain standards of environmental compliance consistent with regulatory requirements. We have obtained, and will obtain at the appropriate time, environmental permits, licenses or approvals required for our operations. We are not aware of any material violations of environmental permits, licenses or approvals issued with respect to our operations. We believe that the operator of the properties in which we have an interest complies with all applicable laws, rules and regulations relating to the control of air emissions on the properties. At this time, we do not anticipate any material capital expenditures to comply with various environmental requirements.

Compliance with environmental requirements, including financial assurance requirements and the costs associated with the cleanup of any spill, could have a material adverse effect on our capital expenditures, earnings or competitive position. Failure to comply with any laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of injunctive relief or both. Legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Changes in any of these laws and regulations could have a material adverse effect on business. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to us, we cannot predict the overall effect of such laws and regulations on our future operations.

US Regulations

Our operations are or will be subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring permits for the drilling of wells; maintaining bonding requirements in order to drill or operate wells; implementing spill prevention plans; submitting notification and receiving permits relating to the presence, use and release of certain materials incidental to oil and gas operations; and regulating the location of wells, the method of drilling and casing wells, the use, transportation, storage and disposal of fluids and materials used in connection with drilling and production activities, surface usage and the restoration of properties upon which wells have been drilled, the plugging and abandoning of wells and the transporting of production.

Our operations are or will be also subject to various conservation matters, including the regulation of the size of drilling and of spacing units or proration units, the number of wells which may be drilled in each unit, and the unitization or pooling of oil and gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases, which may make it more difficult to develop oil and gas properties. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally limit the venting or flaring of gas, and impose certain requirements regarding the ratable purchase of production. The effect of these regulations is to limit the amounts of oil and gas we may be able to produce from our wells and to limit the number of wells or the locations at which we may be able to drill.

Operations on properties in which we have an interest are subject to extensive federal, state and local environmental laws that regulate the discharge or disposal of materials or substances into the environment and otherwise are intended to protect the environment. Numerous governmental agencies issue rules and regulations to implement and enforce such laws, which are often difficult and costly to comply with and which carry substantial administrative, civil and criminal penalties and in some cases injunctive relief for failure to comply.

Some laws, rules and regulations relating to the protection of the environment may, in certain circumstances, impose “strict liability” for environmental contamination. These laws render a person or company liable for environmental and natural resource damages, cleanup costs and, in the case of oil spills in certain states, consequential damages without regard to negligence or fault. Other laws, rules and regulations may require the rate of oil and gas production to be below the economically optimal rate or may even prohibit exploration or production activities in environmentally sensitive areas. In addition, state laws often require some form of remedial action, such as closure of inactive pits and plugging of abandoned wells, to prevent pollution from former or suspended operations.

Legislation has been proposed in the past and continues to be evaluated in Congress from time to time that would reclassify certain oil and gas exploration and production waste as hazardous waste. If such reclassification is successful, it would make these wastes subject to much more stringent storage, treatment, disposal and clean-up requirements, which could have a significant adverse impact on operating costs. From time to time initiatives to further regulate the disposal of oil and gas wastes are also proposed in certain states and may include initiatives at the county, municipal and local government levels. These various initiatives could have a similar adverse impact on operating costs.

The regulatory burden of environmental laws and regulations increases our cost and risk of doing business and consequently affects our profitability. The federal Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the “Superfund” law, imposes liability, without regard to fault, on certain classes of persons with respect to the release of a “hazardous substance” into the environment. These persons include the current or prior owner or operator of the disposal site or sites where the release occurred and companies that transported, disposed or arranged for the transport or disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. It is not uncommon for the federal or state government to pursue such claims. The federal Environmental Protection Agency and various state agencies continue to promulgate regulations that limit the disposal and permitting options for certain hazardous and non-hazardous wastes.

It is also not uncommon for neighboring landowners and other third parties to file claims for personal injury or property or natural resource damages allegedly caused by the release of hazardous substances into the environment.

Canadian Regulations

As our business plan may involve operation or exploration activities in Canada, we expect to comply with Canadian laws and regulations related to the oil and gas industry. Canada has regulatory provisions relating to permits for the drilling of wells, the spacing of wells, the prevention of oil and natural gas waste, allowable rates of production and other matters. The amount of oil and natural gas produced is subject to control by regulatory agencies in each province that periodically regulate allowable rates of production.

In addition to the foregoing, our Canadian operations may be affected from time to time by future political developments in Canada and by Canadian federal, provincial and local laws and regulations, such as restrictions on production and export, oil and natural gas allocation and rationing, price controls, tax increases, expropriation of property, modification or cancellation of contract rights, and environmental protection controls.

The Canada Oil and Gas Operations Act provides for the making of regulations concerning the design, safety, construction, installation, inspection, testing, monitoring, operation, maintenance and repair of installations used in the exploration, development and production of oil and gas. The Act prohibits anyone from carrying on any work or activity related to the exploration for or the production of oil or gas unless they first obtain a license or authorization issued by the National Energy Board. As part of the application process, a plan must be submitted which shows that Canadians are being employed and that Canadian goods and services are being used. The National Energy Board may require that certain conditions be fulfilled, for example, that the person obtain appropriate insurance and that environmental studies be carried out.

The Oil and Gas Spills and Debris Liability Regulations govern the limits of liability for spills, authorized discharges and debris emanating or originating from work or activity related to the exploration or production of oil and gas.

The Canada Oil and Gas Drilling Regulations govern the exploration, drilling and conservation of oil and gas and specifies measures to ensure the safety of these operations. These regulations stipulate that no person may drill a well without authorization and approval, which is obtained upon application to the Chief Conservation Officer.

The Registration of Storage Tank Systems for Petroleum Products and Allied Petroleum Products on Federal Lands or Aboriginal Lands Regulations require registration of all specified storage tank systems located on federal lands or aboriginal lands, with the appropriate federal department administering the land. Environment Canada will have access to the consolidated storage tank system records in each appropriate federal department. A prohibition on fuel delivery is provided for any unregistered storage tank systems.

Reports to Security Holders

We intend to make available to our shareholders annual reports containing financial statements audited by our independent auditors and quarterly reports containing unaudited financial statements for each of the first three quarters of each year.

The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov. The public may also view our website at www.laudresources.com.

Item 2. Description of Property

Our principal executive office is located at Suite 507-700 West Pender Street, Vancouver, British Columbia, V6C 1G8. Our telephone number is (604) 662-3910. Our office premises are provided by our Chief Financial Officer at no cost to us.

On August 1, 2006, we acquired a 2.34% non-operated interest in three producing wells located in Kingfisher County, Oklahoma. During the first six months of 2007, these three wells produced an average of approximately 130 thousand cubic feet of gas and 1.2 barrels of oil per day. From 2002 to 2005, the combined average annual income to the previous owner of the 2.34% interest less operating costs was approximately $6,180. We did not receive any revenues from our 2.34% interest until February 2007 due to the delayed transfer of the interest. More information on our interest in the Kingfisher Country wells is available under our heading "Description of Business" in this Annual Report. Other than our interest in the Kingfisher County wells, we do not own or have any rights to acquire any other interests in oil and gas properties.

Item 3. Legal Proceedings

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders are an adverse party or have a material interest adverse to us.

Item 4. Submission of Matters to a Vote of Security Holders

On October 10, 2007, without the formality of convening a meeting, we received approval from holders of 74% of our common voting shares to change our name from XTOL Energy Inc., to LAUD Resources Inc.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is a limited public market for our common shares. Our common shares are quoted for trading on the FINRA OTC Bulletin Board under the symbol “LAUD.OB”. The market for our stock is highly volatile. We cannot assure you that there will be a market in the future for our common stock. OTC Bulletin Board stocks are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange. The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information for over-the-counter equity securities. OTCBB securities are traded by a community of market makers that enter quotes and trade through a sophisticated computer network. Information on the OTCBB can be found at www.otcbb.com.

Our common shares became eligible for quotation on the FINRA OTC Bulletin Board on July 9, 2007, but no trades were made until October 4, 2007.

The following table shows the high and low bid quotations of our common shares on the FINRA OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
July 30, 2007 – November 30, 2007	$0.45	$0.40

On October 1, 2007 we effected a forward split of all of our issued, outstanding and authorized common stock on a 2 for 1 basis. As a result, our authorized share capital increased from 80,000,000 shares of common stock, each with a par value of $0.0001 to 160,000,000 shares of common stock, each with a par value of $0.0001. The issued and outstanding share capital increased from 40,544,000 shares of common stock to 81,088,000 shares of common stock. As of February 27, 2008, 81,088,000 of our post-split common shares were outstanding and were held by approximately 45 shareholders of record. We have not issued any preferred stock.

On February 5, 2008 we issued a dividend of $0.000001 to each of our 81,088,000 common shares outstanding as of February 5, 2008. We satisfied this dividend by arranging APIC Resources, Inc., a Nevada company incorporated on January 24, 2008 to issue one share of their common stock for every $0.0001 of dividend declared. This effectively became an issuance of one APIC Resources, Inc. share for every 100 shares of our stock. These shares were issued pursuant to exemptions from registration under Regulation S and Section 4(2) of the Securities Act. In conjunction with this arrangement we cancelled 100 shares which we owned in APIC Resources, Inc. Prior to the declaration of the dividend and cancellation of our shares in APIC Resources, Inc., APIC Resources, Inc. was our wholly owned subsidiary. As of February 5, 2008, we no longer own any shares in APIC Resources, Inc. and do not have any subsidiaries.

We also do not have any securities authorized for issuance under equity compensation plans.

Recent Sales of Unregistered Securities

Since inception on February 14, 2006 to November 30, 2007, we have completed the following sales of unregistered securities.

On February 15, 2006, we issued an aggregate of 100,000,000 post-split shares of common stock to our directors and Hudson Capital, a company owned by one of our directors at $0.0005 per share for cash proceeds of $5,000. These shares were issued without a prospectus pursuant to Regulation S of the Securities Act. On September 14, 2006, 40,000,000 of these post-split shares owned by our directors and affiliate were cancelled without consideration.

On February 15, 2006, we issued an aggregate of 20,000,000 post-split options to our directors and Hudson Capital, a company owned by one of our directors at an exercise price of $0.0005 per share for their services. The expiration date of these options is February 15, 2011. These options were issued without a prospectus pursuant to Regulation S of the Securities Act.

On April 11, 2006, we issued an aggregate of 3,100,000 post split shares of common stock to four non US investors at $0.0025 per share for cash proceeds of $77,500. These shares were issued without a prospectus pursuant to Regulation S and Section 4(2) of the Securities Act.

On April 24, 2006 we issued an aggregate of 244,000 post-split shares of common stock to ten non US investors at $0.125 per share for cash proceeds of $30,500. These shares were issued without a prospectus pursuant to Regulation S of the Securities Act.

On September 12, 2006 we issued 40,000 post-split shares of common stock to one US investor at $0.125 per share for cash proceeds of $5,000. These shares were issued without a prospectus pursuant to Regulation S of the Securities Act.

On October 20, 2006 we issued 400,000 post-split shares of common stock to one non US investor at $0.125 per share for cash proceeds of $50,000. These shares were issued without a prospectus pursuant to Regulation S of the Securities Act.

On November 29, 2006 we issued 12,000,000 post-split shares of common stock to Sedona AG for $225,000 worth of investment consulting services. These shares were issued without a prospectus pursuant to Regulation S of the Securities Act.

On December 13, 2006 we issued 80,000 post-split shares of common stock to three non US investors at $0.125 for cash proceeds of $10,000. These shares were issued without a prospectus pursuant to Regulation S of the Securities Act.

In January 2007 we issued 20,000 post-split shares of common stock to Cleveland Maynard Welsh with an aggregate fair value of $2,500 for geological consulting services. These shares were issued without a prospectus pursuant to Section 4(2) of the Securities Act.

In February 2007 we issued 60,000 post-split shares of common stock to eighteen Canadian investors at $0.25 per share by an offering memorandum. The net proceeds of this sale were $13,500, after we paid $1,500 to Canaccord Capital, a Canadian broker. On February 7, 2007, as a sales commission on the sale of this stock, we issued warrants to purchase 3,000 post-split shares of common stock at an exercise price of $0.25 per share until February 7, 2008 to Canaccord Capital, a Canadian broker. These securities were issued without a prospectus in reliance on Regulation S of the Securities Act.

On April 18, 2007 we issued 20,000 post-split shares of common stock to Cleveland Maynard Welsh with a fair value of $0.25 per share for geological and advisory board consulting services. These shares were issued without a prospectus in reliance on Section 4(2) of the Securities Act.

On May 16, 2007, we issued 200,000 post-split shares of common stock to one non-US investor at a price of $0.225 per share for net proceeds of $45,000. These shares were issued without a prospectus in reliance on Regulation S of the Securities Act.

In June and July 2007 we issued 924,000 post-split shares of our common stock and 92,400 post-split warrants to two non-US investors for unit subscriptions received as of May 31, 2007. We received net proceeds of approximately $208,000 for 924,000 units at $0.225 per unit. Each unit consists of one share of common stock and one-tenth of a share purchase warrant. One whole share purchase warrant is exercisable into one share of our common stock at $0.25 per share until June 4, 2009. These shares were issued without a prospectus in reliance on Regulation S of the Securities Act.

On July 31, 2007 we issued 4,000,000 post split shares of our common stock to Norman Meier as compensation for 2 years of business development consulting services. These shares were issued without a prospectus pursuant to Regulation S of the Securities Act and were valued at $360,000.

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

Our reliance upon the exemption under Section 4(2) of the Securities Act of 1933 was based on the fact that the issuance of these shares did not involve a “public offering.” The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." The investors negotiated the terms of the transactions directly with our executive officers. No general solicitation was used, no commission or other remuneration was paid in connection with these transactions, and no underwriter participated. Based on an analysis of the above factors, these transactions were effected in reliance on the exemption from registration provided in Section 4(2) of the Securities Act for transactions not involving any public offering.

Each investor was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

Use of Proceeds from Sale of Registered Securities

We filed two registration statements in 2007, which became effective on June 13, 2007 and September 7, 2007 respectively. We did not receive any proceeds from the sale of any of the registered shares. To date, we have not received any proceeds from the sale of warrants registered in the most recent registration statement. We intend to use any such proceeds we do receive for general and administrative expenses which mainly consist of management, professional and consulting fees.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including, "could" "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this Annual Report.

Overview

We are engaged in the acquisition of interests and leases of producing oil and natural gas wells. Our plan of operations for the next twelve months is to create revenue from non-operated interests of producing oil and gas wells and to acquire an interest in, and further develop a development stage oil and gas exploration project.

We have only recently begun our current operations, have earned nominal revenues and have accumulated net loss of $510,745 from February 14, 2006 (date of inception) to November 30, 2007.

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

We are a start-up stage corporation with limited operations and limited revenues from our business operations. Our auditors have issued us with a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to fund our operations. Our only source of cash at this time is investments by others in our company. We must raise cash to implement our plan of operation.

Liquidity and Capital Resources

As of November 30, 2007, we had cash of $229,288 compared to $99,602 in cash at November 30, 2006. At November 30, 2007, we had a working capital surplus of $533,720 compared to $312,259 at November 30, 2006. Our accumulated deficit was $510,745 as at November 30, 2007 compared to $58,427 as at November 30, 2006.

Our net loss of $510,745 from February 14, 2006 (date of inception) to November 30, 2007 was funded by our equity financings. For the fiscal year ended November 30, 2007, we raised net cash of $276,500 in equity financing and $444,500 for the period from February 14, 2006 (date of inception) to November 30, 2007.

On August 1, 2006, we acquired a 2.34% non-operated interest in three wells in Oklahoma and completed our obligation to make a cash payment of $34,038. On November 29, 2006 we engaged Sedona AG, a Swiss company, to provide investment and financial consulting services to us. We issued 12,000,000 post-split common shares as consideration pursuant to the consulting agreement. On July 24, 2006, we entered into a consulting agreement with Cleveland Maynard Welsh to provide us geological consulting services. We issued Mr. Welsh 20,000 post-split common shares in January 2007 pursuant to this agreement. We paid him $2,500 per month as consideration for his geological consulting services. On December 1, 2006, we entered into an advisory board agreement with Mr. Welsh to replace the agreement dated July 24, 2006. Under the new agreement, we committed to pay him $400 for every actual day Mr. Welsh provides us geological services and issue him 20,000 post-split common shares annually. On April 28, 2007, we issued 20,000 more post-split common shares to Mr. Welsh as his annual payment under this new agreement.

As of November 30, 2007, we have enough money in our bank accounts to cover all of our required payments on our consulting agreements.

We did not use any cash for investing activities during the fiscal year ended November 30, 2007. We used net cash of $146,814 in operating activities for the fiscal year ended November 30, 2007. For the period from February 14, 2006 (Date of Inception) to November 30, 2006, we used $30,969 in cash in operating activities and $177,783 for the period from February 14, 2006 (Date of Inception) to November 30, 2007. We received net cash of $276,500 from the issuance of our common stock during the fiscal year ended November 30, 2007 compared to $168,000 during the period from February 14, 2006 (Date of Inception) to November 30, 2006.

Our monthly cash requirement during the fiscal year ended November 30, 2007 was approximately $12,235. As of November 30, 2007, we had cash of $229,288. However, we anticipate that after May 2008 our monthly expenses will increase to $611,000, which includes $32,000 monthly for general and administrative expenses, $52,000 monthly for consulting and employee expenses, $19,000 monthly for professional fees, $340,000 for acquisition of non-operated working interests and an exploration project and $168,000 monthly for exploration costs.

Currently, we are reviewing additional non-performing leases in Oklahoma and additional working interests in Oklahoma, Texas, Wyoming and Canada.

We expect to require approximately $7,100,000 in financing to continue our planned operation and exploration over the next year. Our planned acquisition and exploration expenditures for oil and gas interests and properties over the next twelve months (beginning April 2008) are summarized as follows:

Description	Potential completion date	Estimated Expenses ($)
Retain a full-time engineer, a full-time land specialist and a full-time geologist	April 1, 2008	400,000
Purchase non-operated working interests in existing leases	May 1, 2008	3,000,000
Acquire a development stage exploration project	August 1, 2008	1,100,000
Develop and carry out a preliminary exploration program on an acquired property	September 1, 2008 – November 30, 2009	2,000,000
Total		6,500,000

Our other planned operational expenses for the next twelve months (beginning April 2008) are summarized as follows:

Description	Potential completion date	Estimated Expenses ($)
Select and appoint a new Board member	May 1, 2008	10,000
Retain a new President and CEO and CFO	July 1, 2008	250,000
Raise additional private or public equity (legal, accounting and marketing fees)	May 1, 2008	100,000
General and administrative expenses	12 months	77,000
Professional fees (legal, accounting and auditing fees)	12 months	130,000
Consulting and employee fees	12 months	220,000
Marketing expenses	12 months	45,000
Total		832,000

Of the $7,332,000 we need for the next 12 months, we had $229,288 in cash as of November 30, 2007. We intend to raise the balance of our cash requirements for the next 12 months ($7,102,712) from private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer) within the next few months. If we are unsuccessful in raising enough money through future capital raising efforts, we may review other financing possibilities such as bank loans. At this time we do not have any commitments from any broker-dealer to provide us with financing.

We registered on a Form SB-2, declared effective on June 13, 2007, a total of 1,772,000 shares of common stock. We also registered, on a Form SB-2, declared effective on September 7, 2007, a total of 14,701,500 shares of common stock, of which 1,500 were underlying warrants and options. All of these shares were previously issued to the selling shareholders.

There is no assurance that any financing will be available or if available, on terms that will be acceptable to us. We also may need additional financing to carry out our business plan.

Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan, and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we cannot raise at least $7,102,712, we will have to significantly reduce our spending, delay or cancel planned activities or substantially change our current corporate structure. In such an event, we intend to implement expense reduction plans in a timely manner. However, these actions would have material adverse effects on our business, revenues, operating results, and prospects, resulting in a possible failure of our business. We may need to obtain additional financing which may not be available, which could cause us to cease operations.

Results of Operations

We began to earn nominal revenues in February 2007 from our non-operated working interests in three producing wells. We plan to purchase additional non-operated working interests in existing leases. However, we anticipate that we will incur substantial losses over the next two years.

For the fiscal year ended November 30, 2007, we generated revenues of $6,359 from our non-operating interest in the Kingfisher property compared to no revenues from February 14, 2006 (date of inception) to November 30, 2006. From our inception on February 14, 2006 to November 30, 2007 we accumulated a net loss of $510,745. For the fiscal year ended November 30, 2007 we incurred net loss of $452,318 compared to our net loss of $58,427 for the period from inception on February 14, 2006 to November 30, 2006. The increased loss was due to an increase in general and administrative expenses comprised largely of professional fees and fees to consultants.

We have accumulated total expenses of $517,104 from February 14, 2006 (date of inception) to November 30, 2007 and incurred expenses of $458,677 for the fiscal year ended November 30, 2007. This increase in expenses is due to an increase in general and administrative expenses comprised largely of professional fees and fees to consultants.

Our accumulated expenses from February 14, 2006 (date of inception) to November 30, 2007 included $17,844 in depletion and depreciation and $497,349 in general and administrative expenses. Of our $17,844 accumulated depletion and depreciation expenses, $17,279 was incurred during the fiscal year ended November 30, 2007 compared to $565 for the period from inception on February 14, 2006 to November 30, 2006. Of our accumulated general and administrative expenses of $497,349, $439,487 was incurred during the fiscal year ended November 30, 2007 and $57,862 during the period from inception on February 14, 2006 to November 30, 2006.

Our general and administrative expenses consist of professional fees, management and consulting fees, bank charges, travel, meals and entertainment, rent, office maintenance, communications (cellular, internet, fax and telephone), courier, postage costs and office supplies. Our professional fees include legal, accounting and auditing fess.

On July 24, 2007 we issued 4,000,000 post-split common shares to Norman Meier pursuant to a Consulting Agreement. Dr. Meier will serve as our Vice President of Corporate Development and will assist us in business development, implementation of our business plan, introduction to new acquisition targets, increasing our revenue and shareholder base and providing contacts in the mining industry.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 8. Financial Statements and Supplementary Data

Our fiscal year end is November 30. We will provide audited financial statements to our stockholders on an annual basis. Our audited financial statements as of November 30, 2007 follow as pages F-1 through F-13.

LAUD Resources Inc. (formerly XTOL Energy Inc.) (An Exploration Stage Company)

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders LAUD Resources Inc. (formerly XTOL Energy Inc.) (An Exploration Stage Company)

We have audited the accompanying balance sheets of LAUD Resources Inc. (formerly XTOL Energy Inc.) (An Exploration Stage Company) as of November 30, 2007 and 2006, and the related statements of operations, cash flows and stockholders' equity for the year ended November 30, 2007, the period from February 14, 2006 (Date of Inception) to November 30, 2006, and accumulated from February 14, 2006 (Date of Inception) to November 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LAUD Resources Inc. (formerly XTOL Energy Inc.) as of November 30, 2007 and 2006, and the results of its operations and its cash flows for the year ended November 30, 2007, the period from February 14, 2006 (Date of Inception) to November 30, 2006, and accumulated from February 14, 2006 (Date of Inception) to November 30, 2007 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated significant revenues and has incurred an operating loss since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Manning Elliot LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

March 10, 2008

LAUD Resources Inc.
(formerly XTOL Energy Inc.)
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	November 30	November 30,
	2007	2006
	$	$
ASSETS
Current Assets
Cash	229,288	99,602
Accrued revenue	976	–
Prepaid expenses (Notes 6(b) and (i))	313,953	224,432
Total Current Assets	544,217	324,034
Property and Equipment (Note 3)	1,695	2,826
Oil and Gas Property (Note 4)	17,890	34,038
Total Assets	563,802	360,898
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	8,855	5,902
Accrued liabilities	679	5,873
Due to related party (Note 5(b))	963	–
Total Liabilities	10,497	11,775
Contingencies (Note 1)
Stockholders’ Equity
Preferred Stock, 20,000,000 shares authorized, $0.0001 par value; None issued and outstanding	–	–
Common Stock, 160,000,000 shares authorized, $0.0001 par value; 81,088,000 and 75,784,000 shares issued and outstanding, respectively	8,109	7,578
Additional Paid-in Capital	1,029,691	386,222
Common Stock Subscribed	–	2,500
Donated Capital (Note 5(a))	26,250	11,250
Deficit Accumulated During the Exploration Stage	(510,745)	(58,427)
Total Stockholders’ Equity	553,305	349,123
Total Liabilities and Stockholders’ Equity	563,802	360,898

(The Accompanying Notes are an Integral Part of These Financial Statements)

LAUD Resources Inc.
(formerly XTOL Energy Inc.)
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)

	Accumulated from		Period from
	February 14, 2006	For the	February 14, 2006
	(Date of Inception)	Year Ended	(Date of Inception)
	To November 30,	November 30,	to November 30,
	2007	2007	2006
	$	$	$
Revenue	6,359	6,359	–
Expenses
Depletion	16,148	16,148	–
Depreciation	1,696	1,131	565
General and administrative (Note 5(a))	497,349	439,487	57,862
Oil and gas production	1,911	1,911	–
Total Expenses	517,104	458,677	58,427
Net Loss	(510,745)	(452,318)	(58,427)
Net Loss Per Share – Basic and Diluted		(0.01)	–
Weighted Average Shares Outstanding (Note 6(a))		77,916,000	87,812,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

LAUD Resources Inc.
(formerly XTOL Energy Inc.)
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)

	Period from		Period from
	February 14, 2006	For the	February 14, 2006
	(Date of Inception)	Year ended	(Date of Inception)
	to November 30,	November 30,	to November 30,
	2007	2007	2006
	$	$	$
Operating Activities
Net loss	(510,745)	(452,318)	(58,427)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depletion	16,148	16,148	–
Depreciation	1,696	1,131	565
Donated services and rent	26,250	15,000	11,250
Stock-based compensation	279,347	275,479	3,868
Changes in operating assets and liabilities
Accrued revenue	(976)	(976)	–
Accounts payable	8,855	2,953	5,902
Accrued liabilities	679	(5,194)	5,873
Due to related party	963	963	–
Net Cash Used in Operating Activities	(177,783)	(146,814)	(30,969)
Investing Activities
Purchase of property and equipment	(3,391)	–	(3,391)
Purchase of oil and gas property	(34,038)	–	(34,038)
Net Cash Used in Investing Activities	(37,429)	–	(37,429)
Financing Activities
Proceeds from issuance of common stock	446,000	278,000	168,000
Stock issuance costs	(1,500)	(1,500)	–
Net Cash Provided by Financing Activities	444,500	276,500	168,000
Increase in Cash	229,288	129,686	99,602
Cash - Beginning of Period	–	99,602	–
Cash - End of Period	229,288	229,288	99,602
Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The Accompanying Notes are an Integral Part of These Financial Statements)

LAUD Resources Inc.
(formerly XTOL Energy Inc.)
(An Exploration Stage Company)
Statement of Stockholders’ Equity
For the Period from February 14, 2006 (Date of Inception) to November 30, 2007
(Expressed in US dollars)

						Deficit
						Accumulated
			Additional Common			During the
			Paid-in	Stock	Donated	Exploration
	Shares	Amount Capital Subscribed Capital				Stage	Total
	#	$	$	$	$	$	$
Balance – February 14, 2004 (Date of Inception)	–	–	–	–	–	–	–
Common stock issued at $0.0001 per share	100,000,000	10,000	(5,000)	–	–	–	5,000
Common stock issued at $0.025 per share	3,100,000	310	77,190	–	–	–	77,500
Common stock issued at $0.125 per share	684,000	68	85,432	–	–	–	85,500
Cancellation of common stock	(40,000,000)	(4,000)	4,000	–	–	–	–
Fair value of stock options granted	–	–	800	–	–	–	800
Fair value of common stock issued for consulting services	12,000,000	1,200	223,800	–	–	–	225,000
Fair value of common stock to be issued for consulting services rendered	–	–	–	2,500	–	–	2,500
Donated services and rent	–	–	–	–	11,250	–	11,250
Net loss for the period	–	–	–	–	–	(58,427)	(58,427)
Balance – November 30, 2006	75,784,000	7,578	386,222	2,500	11,250	(58,427)	349,123
Common stock issued at $0.125 per share	80,000	8	9,992	–	–	–	10,000
Common stock issued for consulting services	20,000	2	2,498	(2,500)	–	–	–
Common stock issued at $0.25 per share	60,000	6	14,994	–	–	–	15,000
Common stock issuance costs	–	–	(1,500)	–	–	–	(1,500)
Fair value of common stock issued for advisory services	20,000	2	4,998	–	–	–	5,000
Common stock issued at approximately $0.225 per share	1,124,000	113	252,887	–	–	–	253,000
Fair value of common stock issued for consulting services	4,000,000	400	359,600	–	–	–	360,000
Donated services and rent	–	–	–	–	15,000	–	15,000
Net loss for the year	–	–	–	–	–	(452,318)	(452,318)
Balance – November 30, 2007	81,088,000	8,109	1,029,691	–	26,250	(510,745)	553,305

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2007, the Company has not generated significant revenue and has accumulated losses totaling $510,745 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

	b)	Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the valuation of long-lived assets and oil and gas properties, donated expenses, stock-based compensation and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	d)	Property and Equipment

Property and equipment consists of computer hardware, is recorded at cost and is being amortized on a straight-line basis over its estimated life of three years.

	e)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

LAUD Resources Inc.
(formerly XTOL Energy Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	f)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	g)	Oil and Gas Properties

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

	h)	Revenue Recognition

The Company recognizes oil and gas revenue when production is sold at a fixed or determinable price, persuasive evidence of an arrangement exists, delivery has occurred and title has transferred, and collectibility is reasonably assured.

	i)	Long-lived Assets

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

LAUD Resources Inc.
(formerly XTOL Energy Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	j)	Asset Retirement Obligations

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

The fair values of financial instruments, which include cash, accrued revenue, accounts payable, accrued liabilities and amount due to related party, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

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

	m)	Foreign Currency Translation

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

	n)	Stock-based Compensation

In accordance with SFAS No. 123R “Share Based Payments,” the Company accounts for share-based payments using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

	o)	Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 141 (revised 2007) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (revised 2007) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

LAUD Resources Inc.
(formerly XTOL Energy Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)

2. Summary of Significant Accounting Policies (continued)
o)	Recent Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available- for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not expected to have a material effect on the Company's reported financial position or results of operations.

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

LAUD Resources Inc.
(formerly XTOL Energy Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)

3.   Property and Equipment

			November 30,	November 30,
			2007	2006
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$
Computer hardware	3,391	1,696	1,695	2,826

LAUD Resources Inc.
(formerly XTOL Energy Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)

4.     Oil and Gas Property

	November 30,	November 30,
	2007	2006
	Net Carrying	Net Carrying
	Value	Value
	$	$
Proved Properties, Oklahoma
Acquisition Costs	34,038	34,038
Depletion	(16,148)	–
Net Carrying Value	17,890	34,038

On August 1, 2006, the Company acquired a 2.34% non operating interest in three oil and gas wells located in Oklahoma for $34,038.

5.	Related Party Transactions

a)

For the year ended November 30, 2007, the Company recognized $9,000 (period ended November 30, 2006 - $6,750) for donated services at $750 per month provided by the President of the Company. The Company also recognized $6,000 (period ended November 30, 2006 - $4,500) of donated rent at $500 per month for office premises provided by the Chief Financial Officer of the Company.

b)

At November 30, 2007, the Company is indebted to the Chief Financial Officer of the Company for $963 (2006 - $nil), representing expenditures paid on behalf of the Company. This amount is unsecured, non- interest bearing and due on demand.

6.	Common Stock
The common stock transactions for the year ended November 30, 2007 are as follows:
a)

On October 1, 2007, the Company effected a 2:1 forward stock split of the authorized, issued and outstanding common stock. As a result, the authorized share capital increased from 80,000,000 shares of common stock to 160,000,000 shares of common stock with no change in par value. All share amounts have been retroactively adjusted for all periods presented.

b)

On July 24, 2007, the Company issued 4,000,000 shares of common stock at a fair value of $360,000 to a consultant for services to be provided over a two year period. As at November 30, 2007, $296,384 is included in prepaid expenses and will be recognized over the remaining term of the consulting agreement.

c)

On June 4, 2007, the Company issued 924,000 units at approximately $0.225 per unit for proceeds of $208,000. Each unit is consisted of one share of common stock and one-tenth of a share purchase warrant.

One whole share purchase warrant is exercisable into one common share at $0.25 per share until June 4, 2009.

	d)	On May 16, 2007, the Company issued 200,000 shares of common stock at a price of $0.225 per share for proceeds of $45,000.

	e)	On April 18, 2007, the Company issued 20,000 shares of common stock at a fair value of $5,000 pursuant to an Advisory Board Agreement.

f)

On February 2, 2007, the Company issued 60,000 shares of common stock at a price of $0.25 per share for proceeds of $15,000. In connection with this private placement, the Company paid a commission of $1,500 and issued 3,000 share purchase warrants at a fair value of $248 exercisable at $0.25 per common share until February 7, 2008.

g)

On January 12, 2007, the Company issued 20,000 shares of common stock at a fair value of $2,500 to a consultant for services rendered. This amount was recorded as common stock subscribed as at November 30, 2006.

	h)	On December 13, 2006, the Company issued 80,000 shares of common stock at a price of $0.125 per share for proceeds of $10,000.

LAUD Resources Inc.
(formerly XTOL Energy Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)

The common stock transactions for the period ended November 30, 2006 are as follows:
i)

On November 29, 2006, the Company issued 12,000,000 shares of common stock at a fair value of $225,000 pursuant to a consulting agreement. As at November 30, 2007, $17,569 is included in prepaid expenses (2006 - $ 224,432).

	j)	On October 20, 2006, the Company issued 400,000 shares of common stock at a price of $0.125 per share for proceeds of $50,000.

	k)	On September 12, 2006, the Company issued 40,000 shares of common stock at a price of $0.125 per share for proceeds of $5,000.

	l)	On April 24, 2006, the Company issued 244,000 shares of common stock at a price of $0.125 per share for proceeds of $30,500.

	m)	On April 11, 2006, the Company issued 3,100,000 shares of common stock at a price of $0.025 per share for proceeds of $77,500.

n)

On February 15, 2006, the Company issued 100,000,000 shares of common stock at a price of $0.00005 per share for proceeds of $5,000. On September 14, 2006, the Chief Financial Officer of the Company, the President of the Company and a private company controlled by the Chief Financial Officer returned 40,000,000 shares of common stock to treasury for cancellation for no consideration.

7.	Stock Options

On February 15, 2006, the Company granted 20,000,000 stock options to the directors with an exercise price of $0.00005 per share and expiring on February 15, 2011. These stock options were fully vested as of the grant date. The fair value for these stock options was estimated at the date of grant using the Black-Scholes option- pricing model assuming an expected life of 5 years, a risk-free rate of 4.51%, an expected volatility of 97%, and a 0% dividend yield. The weighted average fair value of stock options granted was $0.00005 per share. As at November 30, 2007, there were no unvested stock options.

A summary of the Company’s stock option activity is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Number of	Price	Contractual
	Options	$	Life (years)
Outstanding, November 30, 2006 and 2007	20,000,000	0.00005	3.21
Exercisable, November 30, 2007	20,000,000	0.00005	3.21

As at November 30, 2007, the weighted average remaining life of stock options outstanding is 3.21 years.

8.	Share Purchase Warrants

On February 7, 2007, the Company issued 3,000 share purchase warrants at a fair value of $248 (recorded as a share issuance cost) exercisable at $0.25 per share until February 7, 2008. The fair value of the share purchase warrants was estimated at the date of issue using the Black-Scholes option-pricing model assuming an expected life of 1 year, a risk-free rate of 4.81%, an expected volatility of 81%, and a 0% dividend yield. The fair value of the share purchase warrants issued was approximately $0.08 per share.

The Company also issued 92,400 share purchase warrants pursuant to private placements of units. Refer to Note 6(c).

LAUD Resources Inc.
(formerly XTOL Energy Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)

8.	Share Purchase Warrants (continued)

The following table summarizes the continuity of the Company’s share purchase warrants:

		Weighted
		Average
	Number of	Exercise Price
	Warrants	$
Balance, November 30, 2006	–	–
Issued	95,400	0.25
Balance, November 30, 2007	95,400	0.25

As at November 30, 2007, the following share purchase warrants were outstanding:

	Exercise
Number of	Price
Warrants	$	Expiry Date
3,000	0.25	February 7, 2008
92,400	0.25	June 4, 2009
95,400

9.	Income Taxes

The Company has a net operating loss carryforward of $470,611 available to offset taxable income in future years which commence expiring in fiscal 2026.

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended	Year Ended
	November 30,	November 30,
	2007	2006
	$	$
Income tax recovery at statutory rate	158,311	20,449
Donated services	(5,250)	(3,938)
Stock-based compensation	–	(280)
Depletion and depreciation	(1,350)	41
Valuation allowance change	(151,711)	(16,272)
Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at November 30, 2007 and 2006 are as follows:

	November 30,	November 30,
	2007	2006
	$	$
Net operating loss carryforward	164,714	17,463
Oil and gas property	3,269	(1,191)
Valuation allowance	(167,983)	(16,272)
Net deferred income tax asset	–	–

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

The accounting firm of Manning Elliott LLP, Chartered Accountants, audited our financial statements for the year ended November 30, 2007. Since inception, we have had no changes in or disagreements with our auditors.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November, 2007, being the date of our fiscal year end covered by this Annual Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

During our fiscal year ended November 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Officers

Our bylaws allow the number of directors to be fixed by the Board of Directors. Our Board of Directors has fixed the number of directors at two.

Our current directors and officers are as follows:

Name	Age	Position
Gary Chayko	53	Director, President, Chief Executive Officer
Jordan Shapiro	35	Director, Chief Financial Officer, Secretary, Treasurer
Norman Meier	33	VP, Corporate Development

The directors will serve as directors until our next shareholder meeting or until a successor is elected who accepts the position. Officers hold their positions at the will of the Board of Directors. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of our affairs.

Gary Chayko, Director, President and Chief Executive Officer

Gary Chayko has been a director and our President and Chief Executive Officer since our inception on February 14, 2006. From January to December 2002, Mr. Chayko served as Vice President of Iroquois West, a joint venture with Cott Beverages which operates a spring water bottling plant in Canada. From September 2006 to the present Mr. Chayko has been the Chief Executive Officer and a director of Coatit Industries, a polyurea coating and spray foam insulation company in Ottawa, Ontario, Canada. From 1983 to the present, Mr. Chayko has been a lawyer engaged in private practice as a sole practitioner. He is certified as a specialist in Criminal Law by the Law Society of Upper Canada. In the course of his practice he has been engaged as a private prosecutor for a number of environmental offences and Fishery Act offences which concerned pollution. Mr. Chayko is the author and Editor in Chief of Forensic Evidence in Canada, (Canada Law book 1991 and 2d edition 1999), a textbook on forensic science for Canadian Lawyers, Judges and Police. He taught a forensics course at the University of Ottawa, Faculty of Law in 1999.

Jordan Shapiro, Director and Chief Financial Officer

Mr. Shapiro has been a director and our Chief Financial Officer since our inception on February 14, 2006 to present. From 2002 to present, Mr. Shapiro has been the founder and President of Hudson Capital Corporation, a venture capital firm assisting companies in the areas of corporate finance, business development and investor relations. From 1997 to 2002, Mr. Shapiro worked as an investment advisor at Canaccord Capital Corporation, a company in the business of providing financial services and investment advice to private investors and companies in Canada and the United States. At Canaccord Capital, Mr. Shapiro specialized in venture capital financings and derivatives trading. From November 2005 to present, Mr. Shapiro has worked with Hemis Corporation, a public company quoted on the OTC Bulletin Board under the symbol “HMSO.OB”, as an independent contractor to provide financial consulting services in business development. Mr. Shapiro holds a Bachelor of Arts degree from the University of Western Ontario.

Norman Meier, Vice President of Corporate Development

Dr. Meier was appointed as our Vice President of Corporate Development on July 24, 2007. Since 2005 to the present, Dr. Meier has been a director, President and Chief Executive Officer of Hemis Corporation, a publicly held mineral exploration company quoted under the symbol “HMSO.OB”. From May 2004 to May 2005, Dr. Meier was the founder and President of LEAP Institute LLC, a company in the business of providing financial services and investment advice to private investors and companies. From November 2002 to April 2004, he worked as Manager Global Sales Support for Man Investments, Switzerland, where he managed a global sales team in the hedge fund industry to raise money from financial institutions, bank and brokers around the world. From April 2002 to October 2002, Dr. Meier worked as an Investment Advisor at Canaccord Capital in Vancouver, British Columbia, Canada, where he established and managed portfolios, integrated risk management strategies, evaluated performance models for existing portfolios, provided investment advice and traded in securities. From 1995 to 2001, he worked at AWD Independent Financial Services, Switzerland, initially as a financial advisor, and later as a team manager. Dr. Meier is also a director and President and Chief Executive Officer of Tecton Corporation, a publicly held mineral exploration company authorized for quotation on the Bulletin Board under the symbol “TEON.OB”.

Norman Meier has a PhD in Human Behavior, an MBA and a BA, all from Newport University in Switzerland. He holds two designations from the Canadian Securities Institute: a Canadian Investment Manager Designation and a Derivatives Market Specialist Designation. He also holds a Financial Planning Designation from AWD Switzerland.

Other than as disclosed above, our directors currently do not serve on the boards of other public companies.

Significant Employees

As of November 30, 2007 we did not have any significant employees.

Family Relationships

There are no family relationships among our officers or directors.

No Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

  any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

  any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

  being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business,securities or banking activities; or

  being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions because we have not yet finalized the content of such a code. Companies whose equity securities are listed for trading on the OTC Bulletin Board are not currently required to implement a code of ethics.

Nominating Committee

As of November 30, 2007 there have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The functions of the Audit Committee are currently carried out by our Board of Directors. Our Board of Directors has determined that we do not presently need an audit committee financial expert on our Board of Directors carrying out the duties of the Audit Committee. Our Board of Directors has determined that the cost of hiring a financial expert to act as one of our directors and to be a member of the Audit Committee or otherwise perform Audit Committee functions outweighs the benefits of having a financial expert on the Audit Committee.

Item 11. Executive Compensation.

The following Summary Compensation Table sets forth the total annual compensation paid or accrued by us to or for the account of the Principal Executive Officer (“PEO”) and our two most highly compensated executive officers other than the PEO as long as their compensation is in excess of $100,000:

Summary Compensation Table for Directors and Officers

		Annual Compensation			Long Term Compensation

						Awards	Payout(s)
						Nonequity	Nonqualified deferred
Name and Principal				Stock	Option	incentive plan	compensation	All Other
Position	Year	Salary	Bonus	Awards	Awards	compensation	earnings	Compensation	Total
		$	$	$	$	$	$	$	$
Gary Chayko (1)	2006 (2)	0	0	0	0	400 (4)	0	0	500
Jordan Shapiro (3)	2006 (2)	0	0	0	0	400 (4)(5)	0	0	500
Gary Chayko	2007	0	0	0	0	0	0	0	0
Jordan Shapiro	2007	0	0	0	0	0	0	0	0
Norman Meier (6)	2007	0	0	360,000 (7)	0	0	0	0	360,000

(1)	Gary Chayko is our President, Chief Executive Officer and a director.
(2)	For the period from Inception (February 14, 2006) to November 30, 2006.
(3)	Jordan Shapiro is our Chief Financial Officer and a director.
(4)	We issued 10,000,000 post-split options to purchase shares of our common stock at an exercise price of $0.00005 to each Gary Chayko and Jordan Shapiro.
(5)

Includes options to purchase 5,000,000 post-split common shares directly held by Jordan Shapiro and options to purchase 5,000,000 post-split common shares held by Hudson Capital, a Company owned by Jordan Shapiro.

(6)	Norman Meier was appointed as our Vice President of Business Development on July 24, 2007.
(7)	On July 24, 2007, we issued 4,000,000 post-split shares of common stock at a fair value of $360,000 to Norman Meier for services to be provided over a two year period.

Mr. Chayko and Mr. Shapiro each spend approximately 20% of their time on our business. Except for options granted to Mr. Chayko and Mr. Shapiro, they do not receive any other compensation as directors or officers or any benefits. In addition, we do not plan to grant them any options, warrants, other compensations or benefits in the near future. On July 24, 2007 Dr. Meier entered into an agreement with us to provide consulting services and serve as our Vice President of Business Development for a period of two years in exchange for 4,000,000 post-split shares of our common stock. Dr. Meier will assist us in developing our business, implementing our business plan, finding new acquisition targets, increasing our revenue and shareholder base and providing contacts in the mining industry.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information concerning unexercised stock options held by the named executive officers as of November 30, 2007. None of the named executive officers exercised any of their stock options during the period from inception (February 14, 2006) to November 30, 2007.

	Number Of Securities	Option Exercise Price ($)	Option Expiration Date
Name	Underlying Unexercised
	Options(#) Exercisable/Unexercisable
Gary Chayko	10,000,000 / 0	0.00005	February 15, 2011
Jordan Shapiro	10,000,000 / 0	0.00005	February 15, 2011

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the ownership, as of March 10, 2008, of our common stock by each of our directors, and by all executive officers and directors as a group, and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of March 10, 2008, there were 81,088,000 common shares issued and outstanding. All persons named have sole voting and investment power with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this Annual Report.

		Amount and
		Nature of
Title of Class	Name and Address of Beneficial Owner	Beneficial	Percent of
		Ownership	Class
Common	Gary Chayko (1)	39,900,000 (2)	39.47% (3)
	200 Elgin Street, Suite 202
	Ottawa, ON K2P 1L5 Canada
Common	Jordan Shapiro (4)	39,900,000 (5)	39.47% (3)
	507-700 West Pender Street,
	Vancouver, British Columbia, V6C 1G8
	Canada
Common	Norman Meier (6)	4,000,000	4% (3)
	Bordackerstrasse 62
	8610 Uster
	Switzerland
	All Officers and Directors as a Group	83,800,000	82.90% (3)
Common	Sedona AG (7)	12,000,000	11.87% (3)
	Neuhofstrasse 8
	8600 Dubendorf
	Switzerland

1	Gary Chayko is our director, President and Chief Executive Officer.
2	Includes options to purchase 10,000,000 common shares at $0.00005 per share and 29,900,000 shares owned by Gary Chayko.
3	Calculated as if all 20,000,000 options were exercised by Gary Chayko and Jordan Shapiro.
4	Jordan Shapiro is our director and Chief Financial Officer.
5

Includes options to purchase 5,000,000 common shares at $0.00005 per share and 15,000,000 shares held directly by Jordan Shapiro and options to purchase 5,000,000 common shares at $0.00005 per share and 14,900,000 shares held by Hudson Capital, a company wholly owned by Jordan Shapiro.

6	Norman Meier is our Vice President of Corporate Development.
7	Sedona AG is our investment and financial consultant. Costantino Pinelli has voting and investment control over shares held by Sedona AG.

Changes in Control

Even though we intend to retain a new President, CEO and CFO, Mr. Chayko and Mr. Shapiro will continue to be our directors and significant shareholders and control us. There are currently no arrangements which would result in a change in control of us.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On July 31, 2007 we issued 4,000,000 post-split shares of our common stock to our Vice President of Corporate Development, Norman Meier, for two years of business development consulting services.

During the year ended November 30, 2007, we recognized $9,000 (for the period ended November 30, 2006, $6,750) for donated services at $750 per month provided by our President. We also recognized $6,000 (period ended November 30, 2006 - $4,500) of donated rent at $500 per month for office premises provided by our Chief Financial Officer.

At November 30, 2007, we are indebted to our Chief Financial Officer for $963 (November 30, 2006, $0), representing expenditures paid on our behalf. This amount is unsecured, non-interest bearing and due on demand.

On February 5, 2008 we issued a dividend of $0.000001 to each of our 81,088,000 common shares outstanding as of February 5, 2008. We satisfied this dividend by arranging APIC Resources, Inc., a Nevada company incorporated on January 24, 2008 to issue one share of their common stock for every $0.0001 of dividend declared. This effectively became an issuance of one APIC Resources, Inc. share for every 100 shares of our stock. Pursuant to these transactions Gary Chayko, our President, received 299,000 common shares of APIC Resources, Inc., Jordan Shapiro, our Chief Financial Officer, received 150,000 common shares of APIC Resources, Inc., Hudson Capital Corp., a company owned and controlled by Jordan Shapiro received 149,000 common shares of APIC Resources, Inc., and Norman Meier, our Vice President of Corporate Development received 42,500 common shares of APIC Resources, Inc. These shares were issued pursuant to exemptions from registration under Regulation S and Section 4(2) of the Securities Act. In conjunction with this arrangement we cancelled our 100 shares in APIC Resources, Inc. Prior to the declaration of the dividend and cancellation of our shares in APIC Resources, Inc., APIC Resources, Inc. was our wholly owned subsidiary. As of February 5, 2008, we no longer own any shares in APIC Resources, Inc. and do not own any other subsidiaries.

Other than as described above, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of our total assets for the last fiscal year.

Director Independence

The OTC Bulletin Board on which our common shares are listed on does not have any director independence requirements.

We have determined that none of our directors are independent. We use the definition of an “independent director” provided by the NASDAQ Marketplace Rules to determine whether each of our directors is independent. The definition states that a director is independent if he or she is not an executive officer or employee of the company, or if the board affirmatively determines that the director has no relationship with the company which, in the board's opinion, would interfere with the director's exercise of independent judgment in carrying out a director's responsibilities. The definition, which is found in Rule 4200, lists six relationships that preclude an independence finding, including if the director is an employee of a parent or subsidiary of the company. As Gary Chayko and Jordan Shapiro hold officer positions with us, they do not qualify as independent directors.

Item 14. Principal Accounting Fees and Services

Audit, Audit-Related and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our current auditors, Manning Elliott for the audit of our consolidated annual financial statements for the year ended November 30, 2007 and November 30, 2006 and any other fees billed for other services rendered Manning Elliott during that period.

Manning Elliott LLP, Chartered Accountants
Description of Service	Fees (December 1, 2006 to	Fees (Inception to
	November 30, 2007)	November 30, 2006)
	($)	($)
Audit fees	21,350	Nil
Audit-related fees	Nil	Nil
Tax fees	Nil	Nil
All other fees	Nil	Nil
Total	21,350	Nil

Part IV

Item 15. Exhibits, Financial Statement Schedules

The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.

Exhibits

Exhibit Number	Exhibit Description
3.1	Certificate (Articles) of Incorporation as filed with the Nevada Secretary of State on February 14, 2006 (1)
3.2	Certificate of Amendment changing our name from XTOL Energy Inc., to LAUD Resources Inc. (2)
3.3	Certificate of Change effecting a 2 for 1 forward split of our issued, outstanding and authorized common stock
10.1	Oklahoma Non-operated Interest Conveyance and Bill of Sale (1)
10.2	Cleveland Maynard Welsh Consulting Agreement (1)
10.3	Sedona AG Consulting Agreement (1)
10.4	Gary Chayko Option Agreement (1)
10.5	Hudson Capital Corporation Option Agreement (1)
10.6	Jordan Shapiro Option Agreement (1)
10.7	Advisory Board Agreement with Cleveland Maynard Welsh (1)
10.8	Norman Meier Consulting Agreement (3)
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(1)	Included as exhibits on our Form SB-2 filed April 16, 2007.
(2)	Included as an exhibit on our Quarterly Report on Form 10-QSB filed October 22, 2007.
(3)	Included as exhibit on our Form SB-2 filed August 22, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 14, 2008	LAUD Resources Inc. By: /s/ Gary Chayko
Gary Chayko President, Chief Executive Officer and Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary Chayko	President, Chief Executive	March 14, 2008
Gary Chayko	Officer, and Director

/s/ Jordan Shapiro	Chief Financial Officer,	March 14, 2008
Jordan Shapiro	Secretary, Treasurer,
and Director