Form 10-Q
period 2008-02-29
LAUD Resources Inc.
filed 2008-04-14
CIK 1388982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________To ______________________

Commission file number 333-1421-28

LAUD RESOURCES INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization) Suite 507-700 West Pender Street, Vancouver, British Columbia (Address of principal executive offices)	20-5893809 (I.R.S. Employer Identification No.) V6C 1G8 (Zip Code)

604 662 3910
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 14, 2008, the registrant’s outstanding common stock consisted of 81,088,000 shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements of LAUD Resources Inc. (the “Company”, “LAUD”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

LAUD Resources Inc.
(An Exploration Stage Company)
February 29, 2008
Index
Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Notes to the Financial Statements	F-4

LAUD Resources Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	February 29	November 30
	2008	2007
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	220,089	229,288
Accrued revenue	553	976
Prepaid expenses (Note 6)	251,507	313,953
Total Current Assets	472,149	544,217
Property and Equipment (Note 3)	1,437	1,695
Oil and Gas Property (Note 4)	17,054	17,890
Total Assets	490,640	563,802
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	2,755	8,855
Accrued liabilities	11,263	679
Due to related party (Note 5(b))	24,344	963
Total Liabilities	38,362	10,497
Contingencies (Note 1)
Stockholders’ Equity
Preferred Stock, 20,000,000 shares authorized, $0.0001 par value;
None issued and outstanding	–	–
Common Stock, 160,000,000 shares authorized, $0.0001 par value;
81,088,000 shares issued and outstanding	8,109	8,109
Additional Paid-in Capital	1,029,691	1,029,691
Donated Capital (Note 5(a))	30,000	26,250
Deficit Accumulated During the Exploration Stage	(615,522)	(510,745)
Total Stockholders’ Equity	452,278	553,305
Total Liabilities and Stockholders’ Equity	490,640	563,802

(The Accompanying Notes are an Integral Part of These Financial Statements)

LAUD Resources Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(Unaudited)

	Accumulated from	For the	For the
	February 14, 2006	Three Months	Three Months
	(Date of Inception)	Ended	Ended
	to February 29,	February 29,	February 28,
	2008	2008	2007
	$	$	$
Revenue	7,524	1,165	927
Expenses
Depletion	16,984	836	581
Depreciation	1,954	258	283
General and administrative (Note 5(a))	601,943	104,594	104,545
Oil and gas production	2,165	254	–
Total Expenses	623,046	105,942	105,409
Net Loss	(615,522)	(104,777)	(104,482)
Net Loss Per Share – Basic and Diluted		–	–
Weighted Average Shares Outstanding		81,088,000	75,900,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

LAUD Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	For the	For the
	Three Months	Three Months
	ended	ended
	February 29,	February 28,
	2008	2007
	$	$
Operating Activities
Net loss	(104,777)	(104,482)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depletion	836	581
Depreciation	258	283
Donated services and rent	3,750	3,750
Stock-based compensation	62,446	52,256
Changes in operating assets and liabilities
Accrued revenue	423	(384)
Prepaid expenses	–	(9,509)
Accounts payable	(6,100)	(4,489)
Accrued liabilities	10,584	3,606
Due to related party	23,381	–
Net Cash Used in Operating Activities	(9,199)	(58,388)
Financing Activities
Proceeds from issuance of common stock	–	25,000
Stock issuance costs	–	(1,500)
Net Cash Provided by Financing Activities	–	23,500
Decrease in Cash	(9,199)	(34,888)
Cash - Beginning of Period	229,288	99,602
Cash - End of Period	220,089	64,174
Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

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

On January 24, 2008, the Company incorporated APIC Resources, Inc. (“APIC”) as its wholly owned subsidiary. On February 5, 2008, the Company declared a dividend of $0.000001 for each of the Company’s 81,088,000 common shares outstanding as of February 5, 2008. The Company satisfied this dividend by arranging APIC to issue one share of their common stock for every $0.0001 of dividend declared. This effectively became an issuance of one APIC share for every 100 shares of the Company’s stock held by the shareholders as of February 5, 2008. These shares were issued without a prospectus in reliance on Regulation S and pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933. In conjunction with this arrangement, the Company cancelled its 100 shares in APIC and as of February 5, 2008, the Company no longer owned any shares in APIC. APIC had no operations or assets prior to the spin off.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 29, 2008, the Company has not generated significant revenue and has accumulated losses totaling $615,522 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

LAUD Resources Inc. (An Exploration Stage Company) Notes to the Financial Statements (Expressed in US dollars)

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

	f)	Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

	g)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 29, 2008 and February 28, 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

LAUD Resources Inc. (An Exploration Stage Company) Notes to the Financial Statements (Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	h)	Oil and Gas Properties (continued)

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

LAUD Resources Inc. (An Exploration Stage Company) Notes to the Financial Statements (Expressed in US dollars)

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

	p)	Recent Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available- for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of this statement did not have a material effect on the Company's financial statements.

LAUD Resources Inc. (An Exploration Stage Company) Notes to the Financial Statements (Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	p)	Recent Accounting Pronouncements (continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

3.	Property and Equipment

			February 29,	November 30,
			2008	2007
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$
Computer hardware	3,391	1,954	1,437	1,695

4.	Oil and Gas Property

	February 29,	November 30,
	2008	2007
	Net Carrying	Net Carrying
	Value	Value
	$	$
Proved Properties, Oklahoma
Acquisition Costs	34,038	34,038
Depletion	(16,984)	(16,148)
Net Carrying Value	17,054	17,890

On August 1, 2006, the Company acquired a 2.34% non operating interest in three oil and gas wells located in Oklahoma for $34,038.

5.	Related Party Transactions

a)

During the three months period ended February 29, 2008, the Company recognized $2,250 (February 28, 2007 - $2,250) for donated services at $ 750 per month provided by the President of the Company. The Company also recognized $1,500 (February 28, 2007 - $1,500) of donated rent at $500 per month for office premises provided by the Chief Financial Officer of the Company.

b)

At February 29, 2008, the Company is indebted to the Chief Financial Officer of the Company for $24,344 (November 30, 2007 - $806), representing expenditures paid on behalf of the Company. This amount is unsecured, non-interest bearing and due on demand.

6.	Common Stock

a. On July 24, 2007, the Company issued 4,000,000 shares of common stock at a fair value of $360,000 to a consultant for services to be provided over a two year period. As at February 29, 2008, $251,507 (November 30, 2007 - $296,384) is included in prepaid expenses and will be recognized over the remaining term of the consulting agreement.

b. On November 29, 2006, the Company issued 12,000,000 shares of common stock at a fair value of $225,000 pursuant to a consulting agreement. As at February 29, 2008, $nil (November 30, 2007 - $17,569) is included in prepaid expenses.

LAUD Resources Inc. (An Exploration Stage Company) Notes to the Financial Statements (Expressed in US dollars)

7.	Share Purchase Warrants

The following table summarizes the continuity of the Company’s share purchase warrants:

		Weighted Average
	Number of	Exercise Price
	Warrants	$
Balance, November 30, 2007	95,400	0.25
Expired	(3,000)	0.25
Balance, February 29, 2008	92,400	0.25

As at February 29, 2008, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price $	Expiry Date
92,400	0.25	June 4, 2009

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This report on Form 10-Q contains certain forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

Business Overview

We are a start up oil and gas exploration company. We were incorporated in the State of Nevada on February 14, 2006, under the name of “XTOL Energy Inc.”. We operated under this name until October 10, 2007 at which time we changed our name to LAUD Resources Inc. We do not have any subsidiaries. Our principal office is located at Suite 507-700 West Pender Street, Vancouver, British Columbia, V6C 1G8. Our telephone number is (604) 662-3910. Our fiscal year end is November 30.

We have incurred losses since our inception. We rely upon the sale of our securities to fund our operations. We have generated limited revenues of $7,524 from our 2.34% non operated interest in three operating wells in Oklahoma since our inception to February 29, 2008. Due to delayed transfer of the interest from the property in Kingfisher County, Oklahoma we generated our first revenues from these wells in February 2007.

We intend to build our business through the acquisition of producing oil and natural gas wells, interests and leases. Our strategy is to combine the secure and reliable revenue source of non-operated interest from producing oil wells with the potential of an oil and gas exploration project. For the next twelve months (beginning May 2008), we plan to purchase additional non-operated interests, acquire a development stage exploration property and carry out an exploration program on the acquired property. We are not involved in any bankruptcy, receivership or similar proceedings.

Liquidity and Capital Resources

As of February 29, 2008, we had cash of $220,089 and a working capital surplus of $433,787. Our accumulated deficit at February 29, 2008 was $615,522. Our net loss of $104,777 for the three months ended February 29, 2008 was mostly funded by funds raised from equity financing since inception. However, for the three months ended February 29, 2008, we did not raise any cash through financing activities compared to $23,500 provided through financing activities during the same period in 2007. During the three months ended February 29, 2008 our cash position decreased by $9,199 compared to November 30, 2007.

We used net cash of $9,199 in operating activities for the three months ended February 29, 2008 compared to net cash of $58,388 in operating activities for the same period in 2007.

During the three months ended February 29, 2008 our monthly cash requirement was approximately $3,066, compared to approximately $19,463 for the same period in 2007. At the end of the period as at February 29, 2008, we had cash of $220,089, which will cover our costs for seventy months according to our current monthly burn rate, however if we identify a potential property for acquisition, we will likely need to secure further financing and our monthly cash requirement will increase.

Currently, we are reviewing additional non-performing leases in Oklahoma and additional working interests in Oklahoma, Texas, Wyoming and Canada.

We expect to require approximately $6,500,000 in financing to continue our planned operation and exploration over the next year plus another $832,000 to cover our other operational expenses.

Our planned acquisition and exploration expenditures for oil and gas interests and properties over the next twelve months (beginning May 2008) are summarized as follows:

Description	Potential	Estimated
	completion date	Expenses
		($)
Retain a full-time engineer, a full-time land specialist and a full-time geologist	May 15, 2008	400,000
Purchase non-operated working interests in existing leases	June 1, 2008	3,000,000
Acquire a development stage exploration project	June 1, 2008	1,100,000
Develop and carry out a preliminary exploration program on an acquired property	September 1, 2008 – November 30, 2009	2,000,000
Total		6,500,000

Our other planned operational expenses for the next twelve months (beginning May 2008) are summarized as follows:

Description	Potential	Estimated
	completion date	Expenses
		($)
Select and appoint a new Board member	May 15, 2008	10,000
Retain a new President and CEO and CFO	May 15, 2008	250,000
Raise additional private or public equity (legal, accounting and marketing fees)	May 15, 2008	100,000
General and administrative expenses	12 months	77,000
Professional fees (legal, accounting and auditing fees)	12 months	130,000
Consulting and employee fees	12 months	220,000
Marketing expenses	12 months	45,000
Total		832,000

Of the $7,332,000 we need for the next 12 months, we had $220,089 in cash as of February 29, 2008 and a working capital surplus of $433,787. We intend to raise the balance of our cash requirements for the next 12 months ($6,898,213) from private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer) within the next few months. If we are unsuccessful in raising enough money through future capital raising efforts, we may review other financing possibilities such as bank loans. At this time we do not have any commitments from any broker-dealer to provide us with financing.

There is no assurance that any financing will be available or if available, on terms that will be acceptable to us. We also may need additional financing to carry out our business plan.

Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan, and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we cannot raise at least $6,898,213, we will have to significantly reduce our spending, delay or cancel planned activities or substantially change our current corporate structure. In such an event, we intend to implement expense reduction plans in a timely manner. However, these actions would have material adverse effects on our business, revenues, operating results, and prospects, resulting in a possible failure of our business. We may need to obtain additional financing which may not be available, which could cause us to cease operations.

Results of Operations

We began to earn nominal revenues in February 2007 from our non-operated working interests in three producing wells. We plan to purchase additional non-operated working interests in existing leases. However, we anticipate that we will incur substantial losses over the next two years.

Revenues

We have generated $7,524 in revenues from our 2.34% non-operating interest in the Kingfisher property since February 14, 2006 (inception) to February 29, 2008. For the three months ended February 29, 2008 we generated $1,165 in revenues compared to $927 for the same period in 2007.

Net Loss

We incurred a net loss of $104,777 for the three months ended February 29, 2008, compared to net loss of $104,482 for the same period in 2007. Since February 14, 2006 (date of inception) to February 29, 2008, we have incurred a net loss of $615,222.

Expenses

Our total expenses decreased were $105,942 for the three months ended February 29, 2008 compared to $105,409 for the same period in 2007. Our general and administrative expenses consist of professional fees, management and consulting fees, bank charges, travel, meals and entertainment, rent, office maintenance, communications (cellular, internet, fax and telephone), courier, postage costs and office supplies. Our largest expense for the three months ended February 29, 2008 was $62,466 in stock based compensation.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of February 29, 2008, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer evaluated our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of a date within 90 days before the filing date of this report and has concluded that as of the evaluation date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal controls

Subsequent to the date of their evaluation, there were no changes in our internal controls over financial reporting or in other factors that could significantly affect these controls. There were no significant deficiencies or material weaknesses in our internal controls so no corrective actions were taken.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party against us. None of our directors, officers or affiliates are (i) a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings that have been threatened against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCCEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number    Exhibit Description

   31.1                       Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of  the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
   31.2                      Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of 31.2 the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
   32.1                      Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 32.1 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
   32.2                      Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 32.2 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

LAUD Resources Inc. By: /s/ Gary Chayko
Date: April 14, 2008	Gary Chayko President, Chief Executive Officer and Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary Chayko	President, Chief Executive	April 14, 2008
Gary Chayko	Officer, and Director

/s/ Jordan Shapiro	Chief Financial Officer,	April 14, 2008
Jordan Shapiro	Principal Accounting Officer
Secretary, Treasurer, and Director