Form 10-Q
period 2008-05-31
MASS Petroleum Inc.
filed 2008-07-21
CIK 1388982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________To_________

Commission file number 333-1421-28

MASS PETROLEUM INC.
(Exact name of registrant as specified in its charter)

LAUD RESOURCES INC.
(Former Name)

Nevada	20-5893809
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Suite 507-700 West Pender Street,	V6C 1G8
Vancouver, British Columbia	(Zip Code)
(Address of principal executive offices)

604 662 3910
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 17, 2008, the registrant’s outstanding common stock consisted of 81,088,000 shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements of MASS Petroleum Inc. (the “Company”, “MASS”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

MASS Petroleum Inc.
(formerly LAUD Resources Inc.)
(An Exploration Stage Company)

May 31, 2008
Index
Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Notes to the Financial Statements	F-4

MASS Petroleum Inc.
(formerly LAUD Resources Inc.)
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	May 31, 2008	November 30, 2007
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	143,783	229,288
Accrued revenue	869	976
Prepaid expenses (Note 6)	206,137	313,953
Total Current Assets	350,789	544,217
Property and Equipment (Note 3)	1,130	1,695
Oil and Gas Property (Note 4)	16,002	17,890
Total Assets	367,921	563,802
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	71	8,855
Accrued liabilities	7,235	679
Due to related party (Note 5(b))	2,159	963
Total Liabilities	9,465	10,497
Contingencies and commitments(Note 1 and 8)
Stockholders’ Equity
Preferred Stock, 20,000,000 shares authorized, $0.0001 par value;
None issued and outstanding	–	–
Common Stock, 160,000,000 shares authorized, $0.0001 par value;
81,088,000 shares issued and outstanding	8,109	8,109
Additional Paid-in Capital	1,029,691	1,029,691
Donated Capital (Note 5(a))	33,750	26,250
Deficit Accumulated During the Exploration Stage	(713,094)	(510,745)
Total Stockholders’ Equity	358,456	553,305
Total Liabilities and Stockholders’ Equity	367,921	563,802

(The Accompanying Notes are an Integral Part of These Financial Statements)

MASS Petroleum Inc.
(formerly LAUD Resources Inc.)
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(Unaudited)

	Accumulated from	For the	For the	For the	For the
	February 14, 2006	Three Months	Three Months	Six Months	Six Months
	(Date of Inception)	Ended	Ended	Ended	Ended
	to May 31, 2008	May 31, 2008	May 31, 2007	May 31, 2008	May 31, 2007
	$	$	$	$	$
Revenue	9,259	1,735	1,084	2,900	3,175
Expenses
Depletion	18,036	1,052	1,020	1,888	1,602
Depreciation	2,261	307	283	565	565
General and administrative (Note 5(a))	699,302	97,359	92,199	201,953	196,744
Oil and gas production	2,754	589	265	843	1,429
Total Expenses	722,353	99,307	93,767	205,249	200,340
Net Loss	(713,094)	(97,572)	(92,683)	(202,349)	(197,165)
Net Loss Per Share – Basic and Diluted		–	–	–	–
Weighted Average Shares Outstanding		81,088,000	75,986,000	81,088,000	75,934,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

MASS Petroleum Inc.
(formerly LAUD Resources Inc.)
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	For the	For the
	Six Months	Six Months
	ended	ended
	May 31, 2008	May 31, 2007
	$	$
Operating Activities
Net loss	(202,349)	(197,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion	1,888	1,602
Depreciation	565	565
Donated services and rent	7,500	7,500
Stock-based compensation	107,816	105,647
Changes in operating assets and liabilities
Accrued revenue	107	(556)
Prepaid expenses	–	(1,554)
Accounts payable	(8,784)	8,333
Accrued liabilities	6,556	1,017
Due to related party	1,196	796
Net Cash Used in Operating Activities	(85,505)	(73,815)
Financing Activities
Proceeds from issuance of common stock	–	70,000
Stock issuance costs	–	(1,500)
Proceeds from common stock subscribed	–	208,000
Net Cash Provided by Financing Activities	–	276,500
Increase (Decrease) in Cash	(85,505)	202,685
Cash - Beginning of Period	229,288	99,602
Cash - End of Period	143,783	302,287
Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(The Accompanying Notes are an Integral Part of These Financial Statements)

MASS Petroleum Inc.
(formerly LAUD Resources Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(Unaudited)

1.	Nature of Operations and Continuance of Business

The Company was incorporated in the State of Nevada on February 14, 2006 under the name XTOL Energy Inc. On October 11, 2007, the Company changed its name to LAUD Resources Inc. On June 23, 2008, the Company changed its name from LAUD Resources Inc. to MASS Petroleum Inc. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7, “Accounting and Reporting for Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of oil and gas properties located in the United States.

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at May 31, 2008, the Company has not generated significant revenue and has accumulated losses totaling $713,094 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During the next twelve months, management plans to purchase additional non-operated interests in oil and gas properties, acquire a development stage exploration property and carry out an exploration program on acquired property. Management estimates expenditures of approximately $7,000,000 for acquisition and exploration costs on oil and gas interests and properties, and approximately $1,000,000 for other operational costs. The Company currently has no significant revenues and must rely on the sale of equity securities to fund operations. The Company will require significant additional financings in order to pursue exploration of any properties acquired. There is no assurance that the Company will be able to obtain the necessary financings to complete its objectives. Refer to Note 8.

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

MASS Petroleum Inc.
(formerly LAUD Resources Inc.)
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

The Company computes earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

	g)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2008 and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

MASS Petroleum Inc.
(formerly LAUD Resources Inc.)
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

The Company follows the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations,” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.

	l)	Financial Instruments

The fair values of financial instruments, which include cash, accrued revenue, accounts payable, accrued liabilities and amount due to related party, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

MASS Petroleum Inc.
(formerly LAUD Resources Inc.)
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

In accordance with SFAS No. 123R, “Share Based Payments,” the Company accounts for share- based payments using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

	p)	Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

MASS Petroleum Inc.
(formerly LAUD Resources Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	p)	Recent Accounting Pronouncements (continued)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 141 (revised 2007) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquire. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (revised 2007) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of this statement did not have a material effect on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company’s financial statements.

3.	Property and Equipment

		Accumulated	May 31, 2008	November 30, 2007
	Cost	Depreciation	Net Carrying Value	Net Carrying Value
	$	$	$	$
Computer hardware	3,391	2,261	1,130	1,695

MASS Petroleum Inc.
(formerly LAUD Resources Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(Unaudited)

4. Oil and Gas Property

	May 31, 2008	November 30, 2007
	Net Carrying	Net Carrying
	Value	Value
	$	$
Proved Properties, Oklahoma
Acquisition Costs	34,038	34,038
Depletion	(18,036)	(16,148)
Net Carrying Value	16,002	17,890

On August 1, 2006, the Company acquired a 2.34% non operating interest in three oil and gas wells  located in Oklahoma for $34,038.

5.	Related Party Transactions

	a)	During the six month period ended May 31, 2008, the Company recognized $4,500 (2007 - $4,500) for donated services at $750 per month provided by the former President of the Company. The Company also recognized $3,000 (2007 - $3,000) of donated rent at $500 per month for office premises provided by the former Chief Financial Officer of the Company.

	b)	As at May 31, 2008, the Company is indebted to the former Chief Financial Officer of the Company for $2,159 (November 30, 2007 - $963), representing expenditures paid on behalf of the Company.

This amount is unsecured, non-interest bearing and due on demand.

6.	Common Stock

On July 24, 2007, the Company issued 4,000,000 shares of common stock at a fair value of $360,000 to a consultant for services to be provided over a two year period. As at May 31, 2008, $206,137 (November 30, 2007 - $296,384) is included in prepaid expenses and will be recognized over the remaining term of the consulting agreement.

7.	Share Purchase Warrants

The following table summarizes the continuity of the Company’s share purchase warrants:

		Weighted Average
	Number of	Exercise Price
	Warrants	$
Balance, November 30, 2007	95,400	0.25
Expired	(3,000)	0.25
Cancelled	(92,400)	0.25
Balance, May 31, 2008	–	–

MASS Petroleum Inc.
(formerly LAUD Resources Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(Unaudited)

8.	Share Exchange Agreement

On May 19, 2008, the Company entered into a share exchange agreement and addendum (collectively the “Agreement”) with Uraltransneft Co., Ltd. (“Uraltransneft”), a Russia corporation, and its selling shareholders. Uraltransfneft is based in Perm, Russia, where it holds a crude oil and gas production license, and is engaged in the businesses of oil exploration, extraction, processing, distribution, transportation and related services. Pursuant to the Agreement the Company will issue 41,100,000 shares of common stock to the selling shareholders in exchange for all outstanding shares of Uraltransneft. Closing of the Agreement will result in Uraltransneft becoming a wholly owned subsidiary of the Company. Additionally, the three selling shareholders of Uraltransneft will each hold approximately 13,700,000 common shares (the equivalent of 16.8%) of the Company’s issued and outstanding common stock. Closing of the Agreement is subject to the satisfaction of certain conditions precedent including:

Acquisition by Uraltransneft of a target corporation whose assets include full oil extraction infrastructure, transport equipment, pipeline, and wells producing 2,000 barrels of oil per day with at least 7,500,000 barrels of oil in reserves.

Satisfactory completion of due diligence by the Company of certain oilfields confirming the presence of not less than 15,000,000 barrels of oil reserves, and assignment by Uraltransneft to the Company of an option agreement to purchase a 100% interest in those oilfields.

Resignation of Jordan Shapiro (resigned on June 9, 2008) as Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer of the Company and resignation of Gary Chayko (resigned on June 24, 2008) as President, Chief Executive Officer and director of the Company.

Surrender for cancellation by the former Chief Financial Officer of the Company, Hudson Capital Corp. and the former President of the Company of a total of 40,088,000 common shares and 20,000,000 options to purchase common shares of the Company.

Satisfactory completion by the Company and Uraltransneft of customary due diligence.

Following closing, the Company has agreed to provide $6,000,000 in financing to Uraltransneft in four installments of $1,500,000 payable within 7 days, three months, six months, and 12 months following closing, respectively. Additionally, the Company has agreed to make best efforts to secure up to $13,500,000 in financing for the purchases of certain companies that hold oil extraction licenses of equivalent value in relation to oil fields located in Perm Krai, Russia.

If the Company fails to provide $6,000,000 in financing to Uraltransneft within 12 months of the closing, either party may terminate the Agreement with notice. Upon such termination, all transactions and cancellations of shares and options pursuant to the Agreement will be reversed and Uraltransneft will be returned to its original shareholders. In the event of termination, Uraltransneft will not have any obligation to return any financing it receives pursuant to the Agreement.

Also, following closing, the Company has the non-exclusive option, based on market conditions, to arrange on a best efforts basis for up to $13,500,000 in financing, the proceeds of which shall be provided for the purchase of three companies which have licenses for oil extraction from six oilfields located in Perm Krai, Russia for $11,500,000 and $2,000,000. Within seven days after the acquisition of the six oilfields, Uraltransneft shall provide a detailed budget of the first six months of activities in regards to the provision of the necessary facilities to the oilfields. Within ten days of Closing, Uraltrasneft shall provide a purchase agreement for the acquisition of the three oil extraction companies holding licenses for the development of six oilfields.

9.	Subsequent Events

a)	On June 9, 2008, the Company entered into a consulting agreement with the Chief Financial Officer of the Company. The term of the agreement begins on June 9, 2010 and will continue until June 6, 2011. Pursuant to the agreement, the Company agreed to pay Cdn$3,000 per month and issue 500,000 stock options at an exercise price of $1.50 per common share. The stock options will vest at a rate of 125,000 stock options for each six month period ending on December 6, 2008, June 6, 2009, December 6, 2009, and June 6, 2010. The stock options are exercisable until the earlier of 2 years following their respective vesting dates or upon termination of the agreement. However, if during the term of the agreement any third party who is not affiliated with the Company as of the date of the agreement assumes control of the Company or acquires substantially all of the Company’s assets, all 500,000 stock options will vest immediately and may be exercised for a period of 90 days following the effective date of such change of control or disposition of assets.

b)	On June 23, 2008, the Company changed its name from LAUD Resources Inc. to MASS Petroleum Inc.

c)	On July 3, 2008, the Company entered into loan agreements with a company controlled by the former Chief Financial Officer of the Company and a non-related third party for $50,000 and $25,000, respectively. The loans bear interest at 5% per annum and are due on January 31, 2009 or within seven days of the Company completing a financing of $1,500,000 or more.

d)	On July 3, 2008, the Company advanced $75,000 to Uraltransneft which bears interest at 0.5% and is due on January 1, 2009.

e)	On July 17, 2008, the Company cancelled the 20,000,000 stock options that were outstanding.

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

Business Overview

MASS Petroleum Inc. (“MASS”, “we”, “us”) is a start up oil and gas exploration company. We were incorporated in the State of Nevada on February 14, 2006, under the name of XTOL Energy Inc. We operated under this name until October 10, 2007 at which time we changed our name to LAUD Resources Inc. On June 23, 2008 we changed our name to MASS Petroleum Inc. and on July 11, 2008, the new symbol for the quotation of our common stock on the Over the Counter Bulletin board became “MASP.OB”. We do not have any subsidiaries. Our principal office is located at Suite 507 – 700 West Pender Street, Vancouver, British Columbia, V6C 1G8. Our telephone number is (604) 688-6380. Our fiscal year end is November 30.

We have incurred losses since our inception. We rely upon the sale of our securities to fund our operations. We have generated limited revenues of $9,259 from our 2.34% non-operated interest in three operating wells in Kingfisher County, Oklahoma since our inception to May 31, 2008.

We intend to build our business through the acquisition of producing and exploration stage oil and natural gas wells, interests and leases. Our strategy is to combine the secure and reliable revenue source of operated and non-operated interests from producing oil wells with the higher risk development of oil and gas exploration projects. For the next 12 months (beginning July 2008), we plan to purchase additional operated and non-operated interests in producing oil and natural gas properties, to acquire additional exploration stage properties and carry out an exploration program on the acquired properties. We are not involved in any bankruptcy, receivership or similar proceedings.

Liquidity and Capital Resources

As of May 31, 2008, we had cash of $143,783 and a working capital surplus of $341,324. Our accumulated deficit at May 31, 2008 was $713,094. Our net loss of $202,349 for the six months ended May 31, 2008 was mostly funded by funds raised from equity financing since inception. However, for the six months ended May 31, 2008, we did not raise any cash through financing activities compared to $276,500 provided through financing activities during the same period in 2007. During the six months ended May 31, 2008 our cash position decreased by $85,505.

We used net cash of $85,505 in operating activities for the six months ended May 31, 2008 compared to net cash of $73,815 used in operating activities for the same period in 2007.

During the six months ended May 31, 2008 our monthly cash requirement was $14,250 compared to $12,302 for the same period in 2007. At the six months ending May 31, 2008, we had cash of $143,783, which will cover our costs for 10 months according to our current monthly burn rate. However, if the share exchange agreement among us, Uraltransneft Co., Ltd. and the selling shareholders of Uraltransneft (entered into on May 19, 2008 and disclosed by us in our report on Form 8-K dated May 19, 2008) successfully closes, our monthly cash requirements will increase. If the share exchange agreement successfully closes, we will need to secure additional financing to sustain the increased cash requirements resulting from our obligations under the share exchange agreement.

We expect to require approximately $7,000,000 in financing to continue our planned operation and exploration over the next year plus another $1,000,000 to cover our other operational expenses.

Our planned acquisition and exploration expenditures for oil and gas interests and properties over the next twelve months (beginning July 2008) are summarized as follows:

Description	Potential completion date
		($)
Retain a full-time engineer and a full-time geologist	October 1, 2008	400,000
Acquisition of Uraltransneft Co., Ltd.	October 1, 2008	6,000,000
Conduct preliminary evaluation of potential exploration stage oil and gas properties for acquisition	December 1, 2008	600,000
Total		7,000,000

Our other planned operational expenses for the next 12 months (beginning July 2008) are summarized as follows:

Description	Potential completion date	Estimated Expenses ($)
Select and appoint a new Board member	October 1, 2008	10,000
Raise additional private or public equity (legal, accounting and marketing fees)	12 months	150,000
General and administrative expenses	12 months	100,000
Professional fees (legal, accounting and auditing fees)	12 months	250,000
Consultant, officer, and employee fees	12 months	450,000
Marketing expenses	12 months	40,000
Total		1,000,000

Of the $8,000,000 we need for the next 12 months, we had $143,783 in cash as of May 31, 2008 and a working capital surplus of $341,324. We intend to raise the balance of our cash requirements for the next 12 months ($7,658,676) from private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer) within the next few months. If we are unsuccessful in raising enough money through future capital raising efforts, we may review other financing possibilities such as bank loans. At this time we do not have any commitments from any broker-dealer to provide us with financing.

There is no assurance that any financing will be available or if available, on terms that will be acceptable to us. We also may need additional financing to carry out our business plan.

Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan, and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we cannot raise at least $7,658,676 we will have to significantly reduce our spending, delay or cancel planned activities or substantially change our current corporate structure. In such an event, we intend to implement expense reduction plans in a timely manner. However, these actions would have material adverse effects on our business, revenues, operating results, and prospects, resulting in a possible failure of our business. We may need to obtain additional financing which may not be available, which could cause us to cease operations.

Results of Operations

We began to earn nominal revenues in February 2007 from our non-operated working interests in three producing wells. We plan to purchase additional non-operated and operated working interests in existing oil and gas leases. If we complete our acquisition of Uraltransneft Co., Ltd. we anticipate that we will generate increased revenues over the next two years, however there is no guarantee that the acquisition will be completed or that we will receive any additional revenues.

Revenues

We have generated $9,259 in revenues from our 2.34% non-operating interest in the Kingfisher property since February 14, 2006 (inception) to May 31, 2008. We generated revenues of $2,900 for the six months ended May 31, 2008 compared to $3,175 for the six months ended May 31, 2007. For the three months ended May 31, 2008 and the three months ended May 31, 2007 we generated revenues of $1,735 and $1,084 respectively.

Net Loss

We incurred a net loss of $202,349 for the six months ended May 31, 2008 compared to our net loss of $197,165 for the six months ended May 31, 2007. For the three months ended May 31, 2008 and the three months ended May 31, 2007 we incurred a net losses of $97,572 and $92,683, respectively. Since February 14, 2006 (date of inception) to May 31, 2008, we have incurred a net loss of $713,094.

Expenses

Our total expenses were $205,249 for the six months ended May 31, 2008 compared to $200,340 for the same period in 2007. For the three months ended May 31, 2008 and the three months ended May 31, 2007 our total expenses were $99,307 and $93,767, respectively. The nominal increase in our expenses during 2008 was attributable to greater general and administrative expenses due to our increased business activity. Our general and administrative expenses consist of professional fees, management and consulting fees, bank charges, travel, meals and entertainment, rent, office maintenance, communications (cellular, internet, fax and telephone), courier, postage costs and office supplies. Our general and administrative expenses were $201,953 for the six months ended May 31, 2008 compared to $196,744 for the same period in 2007. Our general and administrative expenses were $97,359 for the three months ended May 31, 2008 and $92,199 for the same period in 2007.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of May 31, 2008, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based on this evaluation, our management has concluded that our disclosure controls and procedures adequately ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Control over Financial Reporting

The evaluation of our disclosure controls and procedures did not identify any change in our internal control over financial reporting that occurred during the three months ended March 31, 2008 that has materially affected or is reasonably likely to materially affect our internal control over such reporting.

The term "internal control over financial reporting" is defined as a process designed by or under the supervision of our principal executive and principal financial officers or persons performing similar functions, and effected by the our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

      (1)   Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

      (2)   Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only  in accordance with authorizations of our management and directors; and

      (3)   Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, or use or disposition of the our assets that could have a material effect on the financial statements.

ITEM 4T. INTERNAL CONTROL OVER FINANCIAL REPORTING

This quarterly report does not include a report of our management’s assessment, or an attestation report of our registered public accountant, regarding our internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 9, 2008 a 64.3% majority of our shareholders voted by special, separate resolution, to approve the changing of our name from LAUD Resources Inc. to MASS Petroleum Inc. We filed a Certificate of Amendment to our Articles of Incorporation with the Secretary of State of Nevada on June 9, 2008 to effect the name change. The name change became effective on June 23, 2008.

ITEM 5. OTHER INFORMATION

On July 3, 2008, we entered into loan agreements with Hudson Capital Corporation, a company controlled by Jordan Shapiro, our Director, Secretary, and former Chief Financial Officer, and Mr. Marc Levy, a non-related party, for $50,000 and $25,000, respectively. The loans bear interest at 5% per annum and are due on the earlier of January 31, 2009 or within seven days of the completing by us of a financing of $1,500,000 or more.

Also on July 3, 2008, we entered into a loan agreement with Uraltransneft Co., Ltd. pursuant to which we advanced $75,000 to Uraltransneft. The loan bears interest at 0.5% per annum and is due on January 1, 2009.

On July 17, 2008, we entered into agreements with each Jordan Shapiro, Hudson Capital Corporation, a company controlled by Jordan Shapiro and Gary Chayko, our former President, former Director and former Chief Executive Officer. Pursuant to the agreements we cancelled a total of 20,000,000 outstanding stock purchase options held by Mr. Shapiro, Mr. Chayko and Hudson Capital Corporation. Each of the options entitled to holder to purchase one share of our common stock at an exercise price of $0.0001 per share exercisable until February 15, 2011. As a result of the cancellation of the options, we have no stock options outstanding as of July 17, 2008. The outstanding options were cancelled in order to increase our attractiveness to potential investors.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
3.1	Certificate of Amendment to Articles of Incorporation
10.1	Loan Agreement with Hudson Capital Corporate dated July 3, 2008
10.2	Loan Agreement with Marc Levy dated July 3, 2008
10.3	Loan Agreement with Uraltransneft Co., Ltd. dated July 3, 2008
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

MASS Petroleum Inc.

Date: July 21, 2008	By: /s/ Oleg Bilinski
Oleg Bilinski
President, Chief Executive Officer and Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Oleg Bilinski	President, Chief Executive	July 21, 2008
Oleg Bilinski	Officer, and Director

/s/ Vitaly Melnikov	Chief Financial Officer,	July 21, 2008
Vitaly Melnikov	Principal Accounting Officer, and Director