Form 10-Q
period 2008-08-31
MASS Petroleum Inc.
filed 2008-10-20
CIK 1388982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ To ______________________

Commission file number 333-142128

MASS PETROLEUM INC.
(Exact name of registrant as specified in its charter)

N/A
(Former Name)

Nevada	20-5893809
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Suite 507-700 West Pender Street,
Vancouver, British Columbia	V6C 1G8
(Address of principal executive offices)	(Zip Code)

604 662 3910
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 17, 2008, the registrant’s outstanding common stock consisted of 81,088,000 shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements of MASS Petroleum Inc. (the “Company”, “MASS”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

MASS Petroleum Inc.
(formerly LAUD Resources Inc.)
(An Exploration Stage Company)

August 31, 2008

MASS Petroleum Inc.
(formerly LAUD Resources Inc.)
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	August 31,	November 30,
	2008	2007
	$	$
	(unaudited)

ASSETS
Current Assets
Cash	39,650	229,288
Amounts receivable	1,426	976
Prepaid expenses (Note 8)	173,811	313,953
Loan receivable (Note 5)	75,000	–
Total Current Assets	289,887	544,217
Property and equipment (Note 3)	848	1,695
Oil and gas property (Note 4)	14,315	17,890
Deferred financing costs	17,500	–
Total Assets	322,550	563,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	26,955	8,855
Accrued liabilities	59,570	679
Due to related parties (Note 7)	69,155	963
Loan payable (Note 6)	25,000	–
Total Liabilities	180,680	10,497
Commitments and Contingencies (Notes 1, 11 and 12)
Stockholders’ Equity
Preferred stock, 20,000,000 shares authorized, $0.0001 par value;
None issued and outstanding	–	–
Common stock, 160,000,000 shares authorized, $0.0001 par value;
81,088,000 shares issued and outstanding	8,109	8,109
Additional paid-in capital	1,173,585	1,029,691
Donated capital (Note 7)	33,750	26,250
Deficit accumulated during the exploration stage	(1,073,574)	(510,745)
Total Stockholders’ Equity	141,870	553,305
Total Liabilities and Stockholders’ Equity	322,550	563,802

(The Accompanying Notes are an Integral Part of These Financial Statements)

MASS Petroleum Inc.
(formerly LAUD Resources Inc.)
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

	Accumulated from	For the	For the	For the	For the
	February 14, 2006	Three Months	Three Months	Nine Months	Nine Months
	(Date of Inception)	Ended	Ended	Ended	Ended
	to August 31,	August 31,	August 31,	August 31,	August 31,
	2008	2008	2007	2008	2007
	$	$	$	$	$

Revenue	11,475	2,216	1,664	5,116	4,839

Expenses

Depletion	19,722	1,686	1,324	3,574	2,926
Depreciation	2,544	283	283	848	848
General and administrative (Note
7(a))	1,058,361	359,059	122,773	561,012	319,517
Oil and gas production	3,133	379	222	1,222	1,651
Mineral property costs	1,289	1,289	–	1,289	–

Total Expenses	1,085,049	362,696	124,602	567,945	324,942

Net Loss	(1,073,574)	(360,480)	(122,938)	(562,829)	(320,103)

Net Loss Per Share – Basic and
Diluted		–	–	(0.01)	(0.01)

Weighted Average Shares
Outstanding		81,088,000	77,342,000	81,088,000	76,862,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

MASS Petroleum Inc.
(formerly LAUD Resources Inc.)
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	For the	For the
	Nine Months	Nine Months
	ended	ended
	August 31,	August 31,
	2008	2007
	$	$

Operating Activities

Net loss	(562,829)	(320,103)

Adjustments to reconcile net loss to net cash used in operating activities:
Depletion	3,574	2,926
Depreciation	848	848
Donated services and rent	7,500	11,250
Stock-based compensation	297,080	177,258

Changes in operating assets and liabilities
Amounts receivable	(450)	(880)
Prepaid expenses	(13,044)	(1,872)
Accounts payable	18,100	(576)
Accrued liabilities	58,891	(1,221)
Due to related parties	18,192	806

Net Cash Used In Operating Activities	(172,138)	(131,564)

Investing Activities

Loan receivable	(75,000)	–

Net Cash Used In Investing Activities	(75,000)	–

Financing Activities

Deferred financing costs	(17,500)	–
Proceeds from loan payable	25,000	–
Proceeds from related party loan	50,000
Proceeds from issuance of common stock	–	278,000
Stock issuance costs	–	(1,500)

Net Cash Provided by Financing Activities	57,500	276,500

Increase (Decrease) in Cash	(189,638)	144,936

Cash - Beginning of Period	229,288	99,602

Cash - End of Period	39,650	244,538

Supplemental Disclosures

Interest paid	–	–
Income taxes paid	–	–

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31, 2008, the Company has working capital of $109,207, has not generated significant revenue and has accumulated losses totaling $1,073,574 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During the next twelve months, management plans to purchase additional non-operated interests in oil and gas properties, acquire a development stage exploration property and carry out an exploration program on acquired property. Management estimates expenditures of approximately $7,000,000for acquisition and exploration costs on oil and gas interests and properties, and approximately $1,000,000 for other operational costs. The Company currently has no significant revenues and must rely on the sale of equity securities to fund operations. The Company will require significant additional financings in order to pursue exploration of any properties acquired. There is no assurance that the Company will be able to obtain the necessary financings to complete its objectives.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year- end is November 30.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2008 and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	h)	Oil and Gas Properties

The Company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of- production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made the Company assesses annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

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

The fair values of financial instruments, which include cash, amounts receivable, loan receivable, accounts payable, accrued liabilities, amounts due to related parties, and loan payable were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk- management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

3.	Property and Equipment

			August 31,	November 30,
			2008	2007
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Computer hardware	3,391	2,543	848	1,695

MASS Petroleum Inc.
(formerly LAUD Resources Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(Unaudited)

4.	Oil and Gas Property

	August 31,	November 30,
	2008	2007
	Net Carrying	Net Carrying
	Value	Value
	$	$

Proved Properties, Oklahoma

Acquisition Costs	34,038	34,038
Depletion	(19,723)	(16,148)

Net Carrying Value	14,315	17,890

On August 1, 2006, the Company acquired a 2.34% non operating interest in three oil and gas wells located in Oklahoma for $34,038.

5.	Loan Receivable

On July 3, 2008, the Company entered into a loan agreement with Uraltransneft Co. Ltd. (“Uraltransneft”) and advanced $75,000 to Uraltransneft. The loan is due on January 1, 2009 and bears interest at 0.50% per annum.

6.	Loan Payable

On July 3, 2008, the Company entered into a loan agreement with a shareholder for $25,000 which is payable on January 31, 2009 or within seven days of the Company completing a $1,500,000 financing, is unsecured and bears interest at 5% per annum.

7.	Related Party Transactions

a)	During the nine month period ended August 31, 2008, the Company recognized $4,500 (2007 - $6,750) for donated services at $750 per month provided by the former President of the Company.

b)

On June 9, 2008, the Company entered into a consulting agreement with the CFO of the Company and agreed to pay Cdn$3,000 per month and issue 500,000 stock options to purchase 500,000 common shares at an exercise price of $1.50 per share. During the nine months ended August 31, 2008, the Company paid $10,338 in management fees.

c)	The Company recognized $3,000 (2007 - $4,500) of donated rent at $500 per month for office premises provided by the former CFO of the Company.

d)

As at August 31, 2008, the Company is indebted to the CFO of the Company for $3,077 (Cdn$3,272) (November 30, 2007 - $nil), representing $2,821 in management fees owed and $256 in expenditures paid for on behalf of the Company. The amount due is non-interest bearing, unsecured and due on demand.

e)

As at August 31, 2008, the Company is indebted to a director of the Company for $154 and $14,131 (Cdn$15,014) (November 30, 2007 - $963), representing expenditures paid on behalf of the Company. These amounts is unsecured, non-interest bearing and due on demand.

f)

On July 3, 2008, the Company entered into a loan agreement with a company controlled by a director of the Company for $50,000 which is due on January 31, 2009 or within seven days of the Company completing a $1,500,000 financing, is unsecured, and bears interest at 5% per annum. As at August 31, 2008, the Company is indebted to this company for $1,793, which is non-interest bearing, unsecured and due on demand.

MASS Petroleum Inc.
(formerly LAUD Resources Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(Unaudited)

8.	Common Stock

On July 24, 2007, the Company issued 4,000,000 shares of common stock at a fair value of $360,000 to a consultant for services to be provided over a two year period. As at August 31, 2008, $160,767 (November 30, 2007 - $296,384) is included in prepaid expenses and will be recognized over the remaining term of the consulting agreement.

9.	Stock Options

On June 9, 2008, the Company granted 500,000 stock options to the CFO with an exercise price of $1.50 per share. The stock options will vest at the rate of 125,000 options on December 6, 2008, June 6, 2009, December 6, 2009, and June 6, 2010. The stock options will be exercisable until the earlier of two years following their respective vesting dates or upon termination of the agreement. The fair value for these stock options was estimated at the date of grant using the Black-Scholes option-pricing model assuming an expected life of two years, a risk-free rate of 2.57%, an expected volatility of 98%, and a 0% dividend yield. The weighted average fair value of stock options granted was $1.20 per share. As at August 31, 2008, there were 500,000 unvested stock options. During the nine month period ended August 31, 2008, the Company recorded stock-based compensation of $143,894 as general and administrative expense.

A summary of the Company’s stock option activity is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual	Value
	Options	$	Life (years)	$
Outstanding, November 30, 2007	20,000,000	0.0001
Granted	500,000	1.50
Cancelled	(20,000,000)	0.0001
Outstanding, August 31, 2008	500,000	1.50	3.02	975,000
Exercisable, August 31, 2008	-	-	-	-

A summary of the status of the Company’s non-vested stock options as of August 31, 2008, and changes during the nine month period ended August 31, 2008, is presented below:

		Weighted
		Average
		Grant Date
	Number of	Fair Value
Non-vested options	options	$

Non-vested at November 30, 2007	-	-

Granted	500,000	1.20
Vested	-	-

Non-vested at August 31, 2008	500,000	1.20

As at August 31, 2008, there was $457,634 of unrecognized compensation costs related to non-vested share-based compensation, which is expected to be recognized over a weighted average period of 1.76 years.

MASS Petroleum Inc.
(formerly LAUD Resources Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(Unaudited)

10.	Share Purchase Warrants

The following table summarizes the continuity of the Company’s share purchase warrants:

		Weighted Average
	Number of	Exercise Price
	Warrants	$

Balance, November 30, 2007	95,400	0.25

Expired	(3,000)	0.25
Cancelled	(92,400)	0.25

Balance, August 31, 2008	–	–

11.	Share Exchange Agreement

On May 19, 2008, the Company entered into a share exchange agreement and addendum (collectively the “Agreement”) with Uraltransneft Co. Ltd. (“Uraltransneft”), a Russia corporation, and its selling shareholders. Uraltransfneft is based in Perm, Russia, where it holds a crude oil and gas production license, and is engaged in the businesses of oil exploration, extraction, processing, distribution, transportation and related services. Pursuant to the Agreement the Company will issue 41,100,000 shares of common stock to the selling shareholders in exchange for all outstanding shares of Uraltransneft. Closing of the Agreement will result in Uraltransneft becoming a wholly owned subsidiary of the Company. Additionally, the three selling shareholders of Uraltransneft will each hold approximately 13,700,000 common shares (the equivalent of 16.8%) of the Company’s issued and outstanding common stock. Closing of the Agreement is subject to the satisfaction of certain conditions precedent including:

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
  Surrender for cancellation by the former Chief Financial Officer of the Company, Hudson Capital Corp. and the former President of the Company of a total of 40,088,000 common shares and 20,000,000 stock options (cancelled on July 14, 2008) to purchase common shares of the Company.
  Satisfactory completion by the Company and Uraltransneft of customary due diligence.

Following closing, the Company has agreed to provide $6,000,000 in financing to Uraltransneft in four installments of $1,500,000 payable within seven days, three months, six months, and one year following closing, respectively. Additionally, the Company has agreed to make best efforts to secure up to $13,500,000 in financing for the purchases of certain companies that hold oil extraction licenses of equivalent value in relation to oil fields located in Perm Krai, Russia.

If the Company fails to provide $6,000,000 in financing to Uraltransneft within one year of the closing, either party may terminate the Agreement with notice. Upon such termination, all transactions and cancellations of shares and options pursuant to the Agreement will be reversed and Uraltransneft will be returned to its original shareholders. In the event of termination, Uraltransneft will not have any obligation to return any financing it receives pursuant to the Agreement.

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

MASS Petroleum Inc.
(formerly LAUD Resources Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(Unaudited)

12.	Commitments

a)

On August 19, 2008, the Company entered into an agreement with Gryphon Trade and Finance, LLC for financial advisory services in connection with the equity raising and/or senior debt financing. Pursuant to the agreement, the Company agreed to pay (a) $17,500 (paid) within three business days upon signing of the agreement, (b) an additional payment of $17,500 within ten business days of accepting a funding proposal in the amount of at least $83,000,000, (c) 3% of the amount of the senior debt capital raised and (d) 5% of the amount of the equity capital raised. As at August 31, 2008, $17,500 was recorded as deferred financing costs.

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

We have incurred losses since our inception. We rely upon the sale of our securities to fund our operations. We have generated limited revenues of $11,475 from our 2.34% non-operated interest in three operating wells in Kingfisher County, Oklahoma since our inception to August 31, 2008.

We intend to build our business through the acquisition of producing and exploration stage oil and natural gas wells, interests and leases. Our strategy is to combine the secure and reliable revenue source of operated and non-operated interests from producing oil wells with the higher risk development of oil and gas exploration projects. For the next 12 months (beginning November 2008), we plan to purchase additional operated and non-operated interests in producing oil and natural gas properties, to acquire additional exploration stage properties and carry out an exploration program on the acquired properties. We are not involved in any bankruptcy, receivership or similar proceedings.

Liquidity and Capital Resources

As of August 31, 2008, we had cash of $39,650 and a working capital surplus of $109,207. Our accumulated deficit from inception to August 31, 2008 was $1,073,574. Our net loss of $562,829 for the nine months ended August 31, 2008 was mostly funded by funds raised from equity financing since inception. However, for the nine months ended August 31, 2008, we did not raise any funds through the sale of our equities compared to $276,500 provided through equity financing during the same period in 2007. During the nine months ended August 31, 2008 our cash position decreased by $189,638.

We used net cash of $172,138 in operating activities for the nine months ended August 31, 2008 compared to net cash of $131,564 used in operating activities for the same period in 2007. This increase in cash used in operating activities was mainly due to higher general and administrative expenses.

During the nine months ended August 31, 2008 our monthly cash requirement was $19,126 compared to $14,618 for the same period in 2007. At August 31, 2008, we had cash of $39,650, which will cover our costs for 2 months according to our current monthly burn rate. However, if the share exchange agreement among us, Uraltransneft Co., Ltd. and the selling shareholders of Uraltransneft (entered into on May 19, 2008 and disclosed by us in our report on Form 8-K dated May 19, 2008) successfully closes, our monthly cash requirements will increase. If the share exchange agreement successfully closes, we will need to secure additional financing to sustain the increased cash requirements resulting from our obligations under the share exchange agreement.

We expect to require approximately $7,000,000 in financing to continue our planned operation and exploration over the next year plus another $1,000,000 to cover our other operational expenses.

Our planned acquisition and exploration expenditures for oil and gas interests and properties over the next twelve months (beginning November 2008) are summarized as follows:

Description	Potential	Estimated
	completion date	Expenses
		($)
Retain a full-time engineer	February 1, 2009	400,000
and a full-time
geologist

Acquisition of Uraltransneft Co., Ltd.	February 1, 2009	6,000,000

Conduct preliminary evaluation of	April 1, 2009	600,000
potential exploration stage oil and
gas properties for acquisition

Total		7,000,000

Our other planned operational expenses for the next 12 months (beginning November 2008) are summarized as follows:

Description	Potential	Estimated
	completion date	Expenses
		($)
Select and appoint a new Board	February 1, 2009	10,000
member

Raise additional private or public	12 months	150,000
equity (legal, accounting and
marketing fees)

General and administrative	12 months	100,000
expenses

Professional fees (legal,	12 months	250,000
accounting and auditing fees)

Consultant, officer, and employee	12 months	450,000
fees

Marketing expenses	12 months	40,000

Total		1,000,000

We intend to raise the $8,000,000 to fund our operations for the next 12 months from private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer) within the next few months. If we are unsuccessful in raising enough money through future capital raising efforts, we may review other financing possibilities such as bank loans. At this time we do not have any commitments from any broker-dealer to provide us with financing.

There is no assurance that any financing will be available or if available, on terms that will be acceptable to us. We also may need additional financing to carry out our business plan.

Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan, and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we cannot raise at least $8,000,000 we will have to significantly reduce our spending, delay or cancel planned activities or substantially change our current corporate structure. In such an event, we intend to implement expense reduction plans in a timely manner. However, these actions would have material adverse effects on our business, revenues, operating results, and prospects, resulting in a possible failure of our business. We may need to obtain additional financing which may not be available, which could cause us to cease operations.

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

On July 17, 2008, we entered into agreements with each of Jordan Shapiro, Hudson Capital Corporation, a company controlled by Jordan Shapiro and Gary Chayko, our former President, former Director and former Chief Executive Officer. Pursuant to the agreements we cancelled a total of 20,000,000 outstanding stock purchase options held by Mr. Shapiro, Mr. Chayko and Hudson Capital Corporation. Each of the options entitled to holder to purchase one share of our common stock at an exercise price of $0.0001 per share exercisable until February 15, 2011. As a result of the cancellation of the options, we have no stock options outstanding as of July 17, 2008. The outstanding options were cancelled in order to increase our attractiveness to potential investors.

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

Revenues

We have generated $11,475 in revenues from our 2.34% non-operating interest in the Kingfisher property since February 14, 2006 (inception) to August 31, 2008. We generated revenues of $5,116 for the nine months ended August 31, 2008 compared to $4,839 for the nine months ended August 31, 2007. We generated revenues of $ 2,216 for the three months ended August 31, 2008 and $1,664 for the three months ended August 31, 2007.

Net Loss

We incurred a net loss of $562,829 for the nine months ended August 31, 2008 compared to our net loss of $320,103 for the nine months ended August 31, 2007. The difference for the increase in net loss was more stock based compensation to our management and consultants and more professional fees incurred. We incurred net loss of $360,480 for the three months ended August 31, 2008 and $122,938 for the three months ended August 31, 2007. Since February 14, 2006 (date of inception) to August 31, 2008, we have incurred a net loss of $1,073,574.

Expenses

Our total expenses for the nine months ended August 31, 2008 were $567,945 compared to $324,942, for the same period in 2007. Our total expenses were $362,696 for the three months ended August 31, 2008 and $124,602 for the three months ended August 31, 2007. The increase in our expenses during 2008 was attributable to greater issuances of stock based compensation and professional fees incurred. Our general and administrative expenses increased by $236,286 from $122,773 for the three months ended August 31, 2007 compared to $359,059 for the three months ended August 31, 2008 because of stock based compensation. Our general and administrative expenses were $561,012 for the nine months ended August 31, 2008 compared to $319,517 for the same period in 2007.

Our general and administrative expenses consist of professional fees, management and consulting fees, stock based compensation, bank charges, travel, meals and entertainment, rent, office maintenance, communications (cellular, internet, fax and telephone), courier, postage costs and office supplies.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of August 31, 2008, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 4. CONTROLS AND PROCEDURES

N/A

ITEM 4T. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Oleg Bilinski, our Chief Executive Officer and Vitaly Melnikov, our Chief Financial Officer evaluated our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of a date within 90 days before the filing date of this report and has concluded that as of the evaluation date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 9, 2008 a 64.3% majority of our shareholders voted by resolution, to approve the changing of our name from LAUD Resources Inc. to MASS Petroleum Inc. We filed a Certificate of Amendment to our Articles of Incorporation with the Secretary of State of Nevada on June 9, 2008 to effect the name change. The name change became effective on June 23, 2008.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Exhibit
Number	Description
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

MASS Petroleum Inc.

By: /s/ Vitaly Melnikov
Date: October 20, 2008	Vitaly Melnikov
Chief Financial Officer,
Principal Accounting Officer
and Director
(Authorized Officer, Principal
Financial and Accounting
Officer)