Form 10-K
period 2008-11-30
MASS Petroleum Inc.
filed 2009-03-17
CIK 1388982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission file number 000-53447

MASS Petroleum Inc.
(Exact name of registrant as specified in its charter)

NEVADA	20-5893809
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

Suite 507-700 West Pender Street
Vancouver, British Columbia, V6C 1G8
 (Address of principal executive offices)

(604) 662 3910
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐           Accelerated filer ☐        Non-accelerated filer ☐      Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐  No ☑

Aggregate market value of the voting and non-voting stock of the registrant held by non-affiliates of the registrant as of May 31, 2008: $47,336,000 (Non-affiliate holdings of 29,585,000 common shares, closing price of $1.60).

As of March 17, 2009 the registrant’s outstanding stock consisted of 81,088,000 common shares.

MASS PETROLEUM INC.

TABLE OF CONTENTS

Part I
Item 1 Description of Business Item 1A Risk Factors
Item 1B Unresolved Staff Comments
Item 2 Properties
Item 3 Legal Proceedings Item 4 Submission of Matters to a Vote of Security Holders

Part II
Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 8 Financial Statements and Supplementary Data
Item 9 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A Controls and Procedures Item 9B Other Information

PART  III
Item 10 Directors, Executive Officers and Corporate GovernanceItem 11 Executive Compensation Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters Item 13 Certain Relationships and Related Transactions and Director IndependenceItem  14 Principal Accountant Fees and Services

PART IV
Item 15 Exhibits, Financial Statement Schedules

PART I

Item 1. Description of Business

Forward-looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements so as to conform these statements to actual results.

As used in this annual report, the terms "we", "us", "our", “the Company”, and "MASS" mean MASS Petroleum Inc., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

Overview

We are a start up oil and gas exploration company. We were incorporated in the State of Nevada on February 14, 2006, under the name “XTOL Energy Inc.” We operated under this name until October 10, 2007, and then changed our name to LAUD Resources Inc.  On June 23, 2008 we changed our name to MASS Petroleum Inc. and on July 11, 2008 we received a new symbol for the quotation of our common stock on the OTC Bulletin Board, “MASP.OB”.

We do not have any subsidiaries. Our principal office is located at Suite 507-700 West Pender Street, Vancouver, British Columbia, V6C 1G8. Our telephone number is (604) 662-3910.  Our fiscal year end is November 30.

We have incurred losses since our inception. We rely upon the sale of our securities to fund our operations. We have generated limited revenues of $13,098 from our 2.34% non operated interest in three operating wells in Oklahoma from the time we acquired our interest on August 1, 2006 to November 30, 2008.

We intend to build our business through the acquisition of producing and exploration stage oil and natural gas wells, interests and leases.  Our strategy is to combine the secure and reliable revenue source of operated and non-operated interest from producing oil wells with the higher risk development of oil and gas exploration projects. For the next twelve months (beginning December 2008), we plan to purchase additional operated and non-operated interests in producing oil and natural gas properties, to acquire additional development stage exploration properties and to carry out an exploration program on the acquired properties.  We are not involved in any bankruptcy, receivership or similar proceedings.

Business Developments

During our fiscal year ended November 30, 2008, the following developments occurred:

•
On February 5, 2008 we declared a stock dividend in the amount of $0.000001 per share to each of our shareholders of record as of February 5, 2008 (being 81,088,000 common shares issued and outstanding). The dividend was payable in fully paid and non-assessable common shares of APIC Resources Inc., effectively resulting in the issuance of 1 common share of APIC for every 100 of our common shares owned. In connection with our dividend declaration, our holdings of 100 common shares of APIC Resources Inc. were cancelled.

•
On June 9, 2008 we appointed Vitaly Melnikov as our Chief Financing Officer and accepted the resignation of Jordan Shapiro from the position effective immediately. Jordan Shapiro continues to act as our Secretary.

•
On June 17, 2008 we appointed Vitaly Melnikov and Oleg Bilinsky as our directors, with Mr. Bilinsky being appointed as the Chairman of our Board of Directors. We increased the number of directors serving on our board of directors to four.

•
On June 24, 2008 we appointed Oleg Bilinski as our President and Chief Executive Officer, and accepted Gary Chayko’s resignation from these positions. Mr. Chayko also resigned his position as our director, reducing the number of our directors to three.

•	On October 6, 2008 we filed a registration statement with the SEC registering our common shares pursuant to section 12(g) of the Exchange Act.
•
On October 15, 2008 we granted Vitaly Melnikov options to purchase 500,000 of our common shares at an exercise price of $1.50 per share, with vesting dates ranging from December 6, 2008 to June 6, 2010 and with expiry dates ranging from December 5, 2010 to June 5, 2012.

On May 19, 2008 we entered into a share exchange agreement and addendum with Uraltransneft Co. Ltd., a Russian corporation, and its selling shareholders, Igor Alexeevich Kuznetsov, Valeriy Volegov, and Yuriy Krylov.  Pursuant to the agreement we have agreed to issue 41,100,000 common shares of our capital stock to the selling shareholders in exchange for all outstanding shares of Uraltransneft. Closing of the agreement may take place on a date to be mutually determined by the parties and is subject to the satisfaction of certain conditions precedent including:

•
Acquisition by Uraltransneft of a target corporation whose assets include full oil extraction infrastructure, transport equipment, pipeline, and wells producing 2,000 barrels of oil per day with at least 7,500,000 barrels of oil in reserves.

•
Satisfactory completion of due diligence by us of certain oilfields confirming the presence of not less than 15,000,000 barrels of oil reserves, and assignment by Uraltransneft to us of an option agreement to purchase a 100% interest in those oilfields.

•	Surrender for cancellation by Mr. Jordan Shapiro, Hudson Capital Corp. and Mr. Gary Chayko of a total of 40,088,000 common shares and 20,000,000 options to purchase common shares in our capital stock.

•	Satisfactory completion of customary due diligence by us and Uraltransneft.

Following closing, we have agreed to provide $6,000,000 in financing to Uraltransneft in four installments of $1,500,000 each payable within 7 days, three months, six months, and 12 months following closing. Additionally, we have the non-exclusive option to arrange a best efforts financing of up to $13,500,000 to be used for the purchases of three companies from Uraltransneft for $11,500,000 and $2,000,000 that hold oil extraction licenses from six oilfields located in Perm Krai, Russia. This purchase is subject to our satisfactory review of a detailed budget, to be prepared Uraltransneft and provided to us within seven days after we have acquired the oilfields under the non-exclusive option. Within ten days of closing the share exchange agreement, Uraltranseft will provide us with a purchase agreement by which we may exercise the option if we so choose.

If we fail to provide $6,000,000 in financing to Uraltransneft within 12 months of the closing, either party may terminate the share exchange agreement upon providing notice to the other party. Upon such termination, all transactions and cancellations of shares and options pursuant to the agreement will be reversed and Uraltransneft will be returned to its original shareholders. In the event of termination, Uraltransneft will not have any obligation to return any financing it receives pursuant to the agreement.

Closing of the agreement will result in Uraltransneft becoming our wholly owned subsidiary. Additionally, the three selling shareholders of Uraltransneft will each hold approximately 13,700,000 common shares (the equivalent of 16.8%) of our issued and outstanding common stock.

Uraltransfneft Co. Ltd. is based in Perm, Russia, where it holds a crude oil and gas production license, and is engaged in the businesses of oil exploration, extraction, processing, distribution, transportation and related services. There is no material relationship between us and Uraltransneft or the selling shareholders other than the material agreement entered into.

As of March 17, 2009 we have not been able to raise the required funds to close the agreement with Uraltransfneft and our management believes the likelihood of closing the agreement is uncertain.  We will continue with our efforts to complete this transaction until our board of directors concludes that it is no longer in our best interest to do so or our contractual rights expire.

Future Oil and Gas Interests

In conjunction with our efforts to complete the transaction for the acquisition of Uraltransneft we are also searching for oil and gas leases or interests in leases in small and medium-sized oil and natural gas production companies and properties. For our initial acquisitions, we are looking for low risk property interests. During the 12 months beginning April 2009, we intend to include in our portfolio additional non-operated interests in producing wells as well as an exploration interest in a development stage oil and gas property.  As we continue the development of our portfolio of interests, we will be looking for properties and interests that have the following qualities:

•	at least developmental drilling in proven producing areas;

•	significant additional production capacity through developmental drilling, recompletions and workovers;

•	further developmental potential; and

•	in some cases, ability to assume operatorship or appointment of a known operator with relevant experience in the area.

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

A ready market exists for domestic oil and gas through existing pipelines and transportation of liquid products. Whether an international market exists depends upon the existence of international delivery systems and on political and pricing factors.

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

Competition

The oil and gas industry is highly competitive. We are a new exploration stage company and have a weak competitive position in the industry. We compete with junior and senior oil and gas companies, independent producers and institutional and individual investors who are actively seeking to acquire oil and gas properties throughout the world together with the equipment, labor and materials required to operate on those properties. Competition for the acquisition of oil and gas interests is intense with many oil and gas leases or concessions available in a competitive bidding process in which we may lack the technological information or expertise available to other bidders.

Many of the oil and gas companies with which we compete for financing and for the acquisition of oil and gas properties have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquiring oil and gas interests of merit or on exploring or developing their oil and gas properties. This advantage could enable our competitors to acquire oil and gas properties of greater quality and interest to prospective investors who may choose to finance their additional exploration and development. Such competition could adversely impact our ability to attain the financing necessary for us to acquire further oil and gas interests or explore and develop our current or future oil and gas properties.

We also compete with other junior oil and gas companies for financing from a limited number of investors that are prepared to invest in such companies. The presence of competing junior oil and gas companies may impact our ability to raise additional capital in order to fund our acquisition or exploration programs if investors perceive that investments in our competitors are more attractive based on the merit of their oil and gas properties or the price of the investment opportunity. In addition, we compete with both junior and senior oil and gas companies for available resources, including, but not limited to, professional geologists, land specialists, engineers, camp staff, helicopters, float planes, oil and gas exploration supplies and drill rigs.

General competitive conditions may be substantially affected by various forms of energy legislation and/or regulation introduced from time to time by the governments of the United States and other countries, as well as factors beyond our control, including international political conditions, overall levels of supply and demand for oil and gas, and the markets for synthetic fuels and alternative energy sources.

In the face of competition, we may not be successful in acquiring, exploring or developing profitable oil and gas properties or interests, and we cannot give any assurance that suitable oil and gas properties or interests will be available for our acquisition, exploration or development. Despite this, we hope to compete successfully in the oil and gas industry by:

•	keeping our costs low;

•	relying on the strength of our management’s contacts; and

•	using our size and experience to our advantage by adapting quickly to changing market conditions or responding swiftly to potential opportunities.

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

As of March 17, 2009 we do not have any subsidiaries.

Intellectual Property

We have not filed for any protection of our trademarks for our corporate name. We own the copyright of our logo and all of the contents of our website, www.masspetroleum.com.

Research and Development Expenditures

We have not spent any amounts on research and development activities since our inception. Our planned expenditures for our operation and exploration programs are summarized under the section of this Annual Report entitled “Management Discussion and Analysis of Financial Condition and Results of Operations.”

Government Regulations

Our current and future operation and exploration activities are or will be subject to various laws and regulations in US, Canada and possibly Russia in which we do or will conduct our activities. These laws and regulations govern the protection of the environment, conservation, prospecting, development, energy production, taxes, labor standards, occupational health, work safety, toxic substances, chemical products and materials, waste management, and other matters relating to the oil and gas industry.  As we acquire more operating or exploration interests, we will likely experience an increase in government oversight and associated costs.

Regarding our current non-operated interest, we are responsible for a 2.34% share of the costs of (1) any claims arising from the production and sale of hydrocarbons from the interest after August 1, 2006, which is the date we acquired our 2.34% interest in the three wells in Oklahoma; (2) any governmental request or requirement to plug, re-plug or abandon any wells, status or classification, or take any clean up or other actions with respect to our interest; and (3) any claims for personal injury, death, damage to property or damage to the environment arising directly or indirectly from the use, occupation, operation, maintenance or abandonment of our interest. As at November 30, 2008 we have not incurred any such costs.

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

Russian Regulations

If our transaction with Uraltransneft completes, we will be required to comply with all applicable Russian regulations.  According to the laws and regulations of the Russian Federation, organizations are permitted to carry out development and production activities on licensed fields, provided the companies conform to ecological standards. Accordingly, we will likely encounter two separate costs associated with environmental law compliance: costs associated with obtaining licenses and costs associated with obtaining permission from the Russian Ministry of Natural Resources.

Though we did not incur any costs associated with complying with government regulations for the year ended November 30, 2008, if our acquisition of Uraltransneft completes or we acquire other operating, non-operating or exploration interests, we will likely incur such expenses.  However, exact expenses will depend on the location, size and nature of any interests we may acquire.

Employees and Consultants

As of November 30, 2008, we did not have any full time or part time employees. Our Chief Executive Officer and our Chief Financial Officer work as part time consultants in the areas of business development and management; each contributing approximately 15% of their time to us.  Our Secretary and Treasurer is also involved in our operations and devotes approximately 10% of his time to us.  We currently engage independent contractors in the areas of accounting, geologist services, legal, auditing services, investment banking and corporate development.

Item 1A. Risk Factors

Not required.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Kingfisher County Wells

On August 1, 2006, we purchased a 2.34% non operated interest in three producing wells located in Kingfisher County, Oklahoma, which are described as Stebens #1, Oblander #1-29 and Schneider #1. Our interest gives us the right to receive 2.34% of the operating profits from the operator of the wells, Range Resources Corporation of Fort Worth, Texas.

During the first six months of 2007, these wells produced a combined average of approximately 130 thousand cubic feet of gas per day and 1.2 barrels of oil per day. The 2.34% interest generated an average monthly income of approximately $515 per month during the past five years. We received revenues of $13,098 from our 2.34% interest from February 2007 to November 30, 2008.

The following table describes our interest in the Kingfisher County wells:

Name of Well	Location	Nature of Interest
Stebens #1	Kingfisher County, Oklahoma	2.34% non operated interest
Oblander #1-29	Kingfisher County, Oklahoma	2.34% non operated interest
Schneider #1	Kingfisher County, Oklahoma	2.34% non operated interest

Other than our interests in the Oklahoma Properties, we do not own or have any rights to acquire any interests in any other oil and gas properties.

We have an executive office located at Suite 507-700 West Pender Street, Vancouver, British Columbia, Canada, V6C 1G8. From June 1, 2008 to November 30, 2008, we rented office at a cost of $1,833 per month. From December 1, 2008 to May 31, 2008, our offices were provided to us by our former chief financial officer at no charge and we recognized donated rent of $3,000 for the year ended November 30, 2008.

Item 3. Legal Proceedings

We know of no material pending or active legal proceedings to which we are a party or concerning any of our properties. We are not aware of any legal proceedings contemplated by any governmental authority against us.

Item 4. Submission of Matters to a Vote of Security Holders

On June 9, 2008, without the formality of convening a meeting, we received approval from holders of 64% of our common voting stock to change our name from LAUD Resources Inc. to MASS Petroleum Inc.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is a limited public market for our common shares. Our common shares are quoted on the OTC Bulletin Board under the symbol “MASP.OB”.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Our common shares became eligible for quotation on the OTC Bulletin Board on July 9, 2007, but no trades were made until October 4, 2007.

The following table shows the high and low bid quotations of our common shares on the OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High ($)	Low ($)
December 1, 2008 – February 28, 2009	2.85	0.15
September 1, 2008 – November 30, 2008	3.70	2.25
June 1, 2008 – August 31, 2008	4.65	1.60
March 1, 2008 – May 31, 2008	1.60	0.71
December 1, 2007 – February 29, 2008	1.01	0.40
July 30, 2007 – November 30, 2007	0.40	0.40

During February 2009, the highest quoted price for our common stock was $0.45 and the lowest quoted price was $0.15. The price quoted for our common stock on March 12, 2009 was $0.50 per share.

Holders

As of March 12, 2009, there were 41 holders of record of our common stock.

Dividends

On February 5, 2008 we issued a dividend of $0.000001 to each of our 81,088,000 common shares outstanding as of February 5, 2008.  We satisfied this dividend by arranging for APIC Resources, Inc., a Nevada company incorporated on January 24, 2008, to issue one share of their common stock for every $0.0001 of dividend declared.  This effectively became an issuance of one APIC Resources, Inc. share for every 100 shares of our stock.  These shares were issued pursuant to exemptions from registration under Regulation S and Section 4(2) of the Securities Act.  In conjunction with this arrangement we cancelled 100 shares which we owned in APIC Resources, Inc.  Prior to the declaration of the dividend and cancellation of our shares in APIC Resources, Inc., APIC Resources, Inc. was our wholly owned subsidiary.  As of February 5, 2008, we no longer own any shares in APIC Resources, Inc. and we do not have any subsidiaries.

Equity Compensation Plans

We have not implemented any equity compensation plans.

Recent Sales of Unregistered Securities

Since December 1, 2007 to November 30, 2008, we completed one grant of unregistered securities which was not previously reported in our quarterly filings for fiscal 2008:

•
On June 9, 2008 we granted to Vitaly Melnikov, our Chief Financial Officer, options to purchase 500,000 shares of our common stock in exchange for services rendered and to be rendered. The shares vested and will vest in four equal installments of 125,000 shares each, semi-annually over a period of 2 years beginning on December 6, 2008, and the exercise price is $1.50 per share.

We completed the offering of the common stock pursuant to Rule 903 of Regulation S of the Securities Act on the basis that the sale of the common stock was completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the units. Each investor was not a US person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a US person.

Each investor was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to the recipient.

Use of Proceeds from Sale of Registered Securities

None during the fiscal year ended November 30, 2008.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

We have only recently begun our current operations, have earned nominal revenues and have accumulated a net loss of $1,471,430 from February 14, 2006 (date of inception) to November 30, 2008.

We acquired a 2.34% interest in three wells in Kingfisher County, Oklahoma. We do not yet have any exploration projects, but we are looking for new opportunities. We need additional capital to carry out our current business plan. We also anticipate that we will require additional financing in order to pursue full exploration of our acquired claims. We may not have sufficient financing to undertake our current and future business and there is no assurance that we will be able to obtain the necessary financing.

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

Liquidity and Capital Resources

As of November 30, 2008, we had cash of $45,994 compared to $229,288 in cash at November 30, 2007.  At November 30, 2008, we had a working capital deficit of $65,430 compared to a working capital surplus of $533,720 at November 30, 2007. Our accumulated deficit was $1,403,281 as at November 30, 2008 compared to $510,745 as at November 30, 2007.

Our net loss of $1,471,430 from February 14, 2006 (date of inception) to November 30, 2008 has been funded primarily through the sale of shares of our common stock, along with loans from our management team and other non-related parties. For the fiscal year ended November 30, 2008, we borrowed net funds of $135,000 in debt financing and did not raise any funds from equity financing. Cumulatively from February 14, 2006 (date of inception) to November 30, 2008, we have borrowed total net funds of $135,000 and raised net proceeds of $444,500 from the sale of shares of our common stock.

Our cash commitments for the next twelve months are as follows:

•
On August 19, 2008, we engaged Gryphon Trade and Finance, LLC to provide us with financial advisory services in connection with our equity and debt financing activities. We paid Gryphon $17,500 upon entering into the agreement and have agreed to pay an additional $17,500 within ten business days of accepting a funding proposal of $83,000,000 or more. We will also pay Gryphon 3% of the amount of any senior debt capital the company assists us in raising and 5% of the amount of any equity capital raised.

•
On June 9, 2008, we engaged a consultant, Vitaly Melnikov, to act as our Chief Financial Officer. The term of the consulting agreement is from June 9, 2008 to June 6, 2011 and we have agreed to pay Cdn$3,000 per month and issue 500,000 stock options to purchase 500,000 common shares at an exercise price of $1.50 per share to Mr. Melnikov. The stock options will vest at a rate of 125,000 options on December 6, 2008, June 6, 2009, December 6, 2009, and June 6, 2010 and will be exercisable until the earlier of two years following their respective vesting dates or upon termination of the agreement. However, if during the term of the agreement any third party who is not affiliated with us as of the date of the agreement assumes control of the us or acquires substantially all of our assets, all 500,000 stock options will vest immediately and may be exercised for a period of ninety days following the effective date of such change of control or disposition of assets.

•	As at November 30, 2008 we had an outstanding accounts payable balance of $80,114 and accrued liabilities of $2,655.

•
As at November 30, 2008 we owed $25,000 to one of our shareholders, payable on January 31, 2009 or within seven days of our completion of a $1.5 million financing. The loan is unsecured and bears interest at 5% per annum.

•
Also as at November 30, 2008, we owed $30,000 under a loan agreement which is due on October 15, 2009 or when upon our completion of a private placement or receipt of proceeds from other loans. The amount is unsecured and bears interest at a rate of 2% per annual, calculated on the basis of a 360 day year for the actual days elapsed. Interest that is not paid as it becomes due is added to the principal and is treated as part of the principal.

As of November 30, 2008, we did not have enough cash to cover all payments to our consultants and the outstanding balances under our two loans, which both come due within the next twelve months. We plan to begin raising equity if and when markets improve. We will attempt to renegotiate our loan agreements or make other arrangements to defer payment on our outstanding loans. There can be no assurance that markets will improve in the near future or that we will be successful in arranging suitable terms for repayment of our outstanding loans. Our ability to continue as a going concern remains uncertain.

We used net cash of $243,294 in operating activities for the fiscal year ended November 30, 2008, compared to $146,814 for the fiscal year ended November 30, 2007. For the period from February 14, 2006 (Date of Inception) to November 30, 2008, we used net cash of $421,077 in operating activities. The increase in net cash used to fund our operations was $96,840 from fiscal 2007 to fiscal 2008 due to increased operating activities after we acquired our 2.34% non operated interest in three Kingfisher County oil wells.

We used net cash of $75,000 in investing activities to fund a loan to Uraltransneft Co. Ltd. under a loan agreement entered into on July 3, 2008, with the loan bearing interest at a rate of 0.50% per annum. The loan became due on January 1, 2009 but has not yet been repaid. As there is no certainty as to when or if we will ever be repaid, we have recognized a provision for the entire principal sum of $75,000.

On the financing side, we received net cash of $135,000 for the twelve months ended November 30, 2008, compared to $276,500 for the twelve months ended November 30, 2007. The funds received in fiscal 2008 were comprised entirely of proceeds from debt financing as follows:

•
We entered into a loan agreement with one of our shareholders on July 3, 2008 and received a principal sum of $25,000 which is payable on January 31, 2009 or within seven days of our completing a $1,500,000 financing. The loan is unsecured and bears interest at a rate of 5% per annum.

•
We entered into a loan agreement with an unrelated party for $30,000 on October 15, 2008 which is payable in one year or when we complete a private placement or receive proceeds from other loans. The amount is unsecured and bears interest at 2% per annum, calculated on the basis of a 360 day year for the actual number of days elapsed. Interest that is not paid as it becomes due is treated as part of the principal sum.

Since our inception to November 30, 2008, we have received net cash from financing activities of $579,500, with $444,500 generated as net cash from private placement sales of our common stock, and $135,000 from debt financing as disclosed in the preceding paragraph. We have used net cash of $112,429 in investing activities from our inception to November 30, 2008, including the loan of $75,000 to Uraltransneft, $3,391 to purchase property and equipment, and $34,038 to purchase our 2.34% non operated interest in three Kingfisher County oil wells.

During the fiscal year ended November 30, 2008, we required approximately $35,090 in cash to fund our operations each month. As of November 30, 2008, we had cash of $45,994.  However, we anticipate that beginning December 2008 our monthly expenses will increase to $269,000, which includes $7,000 monthly for general and administrative expenses, $10,000 monthly for consulting and employee expenses, $8,000 monthly for professional fees, $2,500,000 for the acquisition of non-operated working interests and an exploration project and approximately $66,667 monthly for exploration costs.

Currently, we are reviewing additional non-operated working interests and leases in Oklahoma, California, Texas, Canada and Russia.

We expect to require approximately $3,937,000 in financing to continue our planned operation and exploration over the next year. Our planned acquisition and exploration expenditures for oil and gas interests and properties over the next twelve months (beginning December 2008) are summarized as follows:

Description	Potential completion date	Estimated Expenses ($)
Retain a full-time engineer, a full-time land specialist and a full-time geologist	April 1, 2009	242,000
Purchase non-operated working interests in existing leases	May 1, 2009	2,000,000
Acquire a development stage exploration project	August 1, 2009	500,000
Develop and carry out a preliminary exploration program on an acquired property	September 1, 2009 – November 30, 2010	800,000
Total		3,542,000

Our other planned operational expenses for the next twelve months (beginning December 2008) are summarized as follows:

Description	Potential completion date	Estimated Expenses ($)
Select and appoint a new Board member	May 1, 2009	-
Raise additional private or public equity (legal, accounting and marketing fees)	May 1, 2009	70,000
General and administrative expenses	12 months	84,000
Professional fees (legal, accounting and auditing fees)	12 months	96,000
Consulting and employee fees	12 months	120,000
Marketing expenses	12 months	25,000
Total		395,000

Of the $3,937,000 we need for the next 12 months, we had $45,994 in cash as of November 30, 2008. We intend to raise the balance of our cash requirements for the next 12 months ($3,891,006) from private placements or possibly a registered public offering, or through further debt financing. At this time we do not have any commitments from any broker-dealers to provide us with financing.

There is no assurance that any financing will be available or if available, on terms that will be acceptable to us. We also may need additional financing to carry out our business plan.

Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan, investor sentiment, the availability of credit and our ability to secure credit on reasonable terms. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we cannot secure sufficient amounts to fund our business plan, we will have to significantly reduce our spending, delay or cancel planned activities or substantially change our current corporate structure. In such an event, we intend to implement expense reduction plans in a timely manner. However, these actions would have material adverse effects on our business, revenues, operating results, and prospects, resulting in a possible failure of our business.

Results of Operations

We earned nominal revenues for the year ended November 30, 2008 from our non-operated working interests in three producing wells. We plan to purchase additional non-operated working interests in existing leases. However, we anticipate that we will incur substantial losses over the next two years.

For the fiscal year ended November 30, 2008, we generated revenues of $6,739 from our non-operating interest in the Kingfisher property compared to revenues of $6,359 for the fiscal year ended November 30, 2007. The revenues earned in fiscal 2007 and 2008 are the only revenues we have earned since our inception, amounting to total revenues of $13,098 from February 14, 2006 to November 30, 2008.

We have accumulated total expenses of $1,409,528 from February 14, 2006 (date of inception) to November 30, 2008 and incurred expenses of $458,677 for the year ended November 30, 2007. For the year ended November 30, 2008, our expenses increased by $433,747 to $892,424, primarily due to a substantial increase in general and administrative expenses as a result of our increased operations after acquiring our non-operated interest in the Kingfisher county oil wells and consulting fees we paid to our new management team.

Our accumulated expenses from February 14, 2006 (date of inception) to November 30, 2008 included $23,812 in depletion and depreciation expenses, and $1,375,424 in general and administrative expenses.  Of our accumulated general and administrative expenses, $439,487 was incurred during the fiscal year ended November 30, 2007 and $57,862 during the period from inception on February 14, 2006 to November 30, 2006.

Our general and administrative expenses consist of professional fees, management and consulting fees, bank charges, travel, meals and entertainment, rent, office maintenance, communications (cellular, internet, fax and telephone), courier, postage costs and office supplies. Our professional fees include legal, accounting and auditing fess.

On August 19, 2008, we entered into an agreement with Gryphon Trade and Finance LLC to provide us with financial advisory services in connection with our equity raising and senior debt financing activities. We paid $17,500 upon entry into the agreement, and have agreed to pay an additional $17,500 within ten days of accepting a funding proposal of at least $83 million dollars. We will also pay fees of 3% of the amount of any senior debt capital, and 5% of the amount of any equity capital, raised with assistance from Gryphon.

From our inception on February 14, 2006 to November 30, 2008 we accumulated a net loss of $1,471,430. For the year ended November 30, 2008 we incurred net loss of $960,685 compared to a net loss of $452,318 for the year ended November 30, 2007.  Our net loss increased by $508,367 from fiscal 2007 to fiscal 2008.

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

Item 8. Financial Statements and Supplementary Data

Our fiscal year end is November 30. Our audited financial statements as of November 30, 2008 follow.

MASS PETROLEUM INC.
(formerly LAUD Resources Inc.)
(An Exploration Stage Company)
(Expressed in US Dollars)

November 30, 2008

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders
MASS Petroleum Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of MASS Petroleum Inc. (An Exploration Stage Company) as of November 30, 2008 and 2007, and the related statements of operations, cash flows and stockholders' equity (deficit) for the years then ended and accumulated for the period from February 14, 2006 (Date of Inception) to November 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MASS Petroleum Inc. (An Exploration Company) as of November 30, 2008 and 2007, and the results of its operations, cash flows and stockholders’ equity (deficit) for the years then ended and accumulated for the period from February 14, 2006 (Date of Inception) to November 30, 2008 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficit of $65,430 and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

March 13, 2009
MASS Petroleum Inc.
(formerly LAUD Resources Inc.)
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	November 30, 2008 $	November 30, 2007 $

ASSETS

Current Assets

Cash	45,994	229,288
Amounts receivable	757	976
Prepaid expenses (Note 8(b))	121,370	313,953

Total Current Assets	168,121	544,217

Property and Equipment (Note 3)	565	1,695

Oil and Gas Property (Note 4)	13,052	17,890

Total Assets	181,738	563,802

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	80,114	8,855
Accrued liabilities	2,655	679
Due to related parties (Note 7)	95,782	963
Loans payable (Note 6)	55,000	–

Total Liabilities	233,551	10,497

Commitments and Contingencies (Notes 1, 11 and 12)

Stockholders’ (Deficit) Equity

Preferred stock, 20,000,000 shares authorized, $0.0001 par value; None issued and outstanding	–	–

Common stock, 160,000,000 shares authorized, $0.0001 par value; 81,088,000 shares issued and outstanding (Note 8)	8,109	8,109

Additional paid-in capital	1,377,758	1,029,691

Donated capital (Notes 7(a)(c))	33,750	26,250

Deficit accumulated during the exploration stage	(1,471,430)	(510,745)

Total Stockholders’ (Deficit) Equity	(51,813)	553,305

Total Liabilities and Stockholders’ (Deficit) Equity	181,738	563,802

(The Accompanying Notes are an Integral Part of These Financial Statements)

MASS Petroleum Inc.
(formerly LAUD Resources Inc.)
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)

	Accumulated from February 14, 2006 (Date of Inception) to November 30,2008 $	For the Year Ended November 30, 2008 $	For the Year Ended November 30, 2007 $

Revenue	13,098	6,739	6,359

Expenses

Depletion	20,986	4,838	16,148
Depreciation	2,826	1,130	1,131
General and administrative (Note 7(a)(b)(c))	1,375,424	878,075	439,487
Oil and gas production	8,599	6,688	1,911
Mineral property costs	1,693	1,693	–

Total Expenses	1,409,528	892,424	458,677

Net Loss Before Other Items	(1,396,430)	(885,685)	(452,318)

Provision for loan receivable	(75,000)	(75,000)	–

Net Loss	(1,471,430)	(960,685)	(452,318)

Net Loss Per Share – Basic and Diluted		(0.01)	(0.01)

Weighted Average Shares Outstanding		81,088,000	77,916,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

MASS Petroleum Inc.
(formerly LAUD Resources Inc.)
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)

	Accumulated from February 14, 2006 (Date of Inception) To November 30, 2008 $	For the Year Ended November 30, 2008 $	For the Year Ended November 30, 2007 $

Operating Activities

Net loss	(1,471,430)	(960,685)	(452,318)

Adjustments to reconcile net loss to net cash used in operating activities:
Depletion	20,986	4,838	16,148
Depreciation	2,826	1,130	1,131
Donated services and rent	33,750	7,500	15,000
Stock-based compensation	825,477	546,130	275,479
Provision for loan receivable	75,000	75,000	–

Changes in operating assets and liabilities
Amounts receivable	(757)	219	(976)
Prepaid expenses	(5,480)	(5,480)	–
Accounts payable	80,114	71,259	2,953
Accrued liabilities	2,655	1,976	(5,194)
Due to related parties	15,782	14,819	963

Net Cash Used In Operating Activities	(421,077)	(243,294)	(146,814)

Investing Activities

Loan receivable	(75,000)	(75,000)	–
Purchase of property and equipment	(3,391)	–	–
Purchase of oil and gas property	(34,038)	–	–

Net Cash Used In Investing Activities	(112,429)	(75,000)	–

Financing Activities

Proceeds from loan payable	55,000	55,000	–
Proceeds from related party loan	80,000	80,000
Proceeds from issuance of common stock	446,000	–	278,000
Stock issuance costs	(1,500)	–	(1,500)

Net Cash Provided by Financing Activities	579,500	135,000	276,500

Increase (Decrease) in Cash	45,994	(183,294)	129,686

Cash - Beginning of Period	–	229,288	99,602

Cash - End of Period	45,994	45,994	229,288

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

(The Accompanying Notes are an Integral Part of These Financial Statements)

MASS Petroleum Inc.
(formerly LAUD Resources Inc.)
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
For the Period from February 14, 2006 (Date of Inception) to November 30, 2008
(Expressed in US dollars)

						Deficit
						Accumulated
			Additional	Common		During the
			Paid-in	Stock	Donated	Exploration
	Shares	Amount	Capital	Subscribed	Capital	Stage	Total
	#	$	$	$	$	$	$

Balance – February 14, 2006 (Date of Inception)	–	–	–	–	–	–	–

Common stock issued at $0.0001 per share	100,000,000	10,000	(5,000)	–	–	–	5,000

Common stock issued at $0.05 per share	3,100,000	310	77,190	–	–	–	77,500

Common stock issued at $0.25 per share	684,000	68	85,432	–	–	–	85,500

Cancellation of common stock	(40,000,000)	(4,000)	4,000	–	–	–	–

Stock-based compensation	–	–	800	–	–	–	800

Common stock issued for consulting services	12,000,000	1,200	223,800	–	–	–	225,000

Common stock to be issued for consulting services rendered	–	–	–	2,500	–	–	2,500

Donated services and rent	–	–	–	–	11,250	–	11,250

Net loss for the period	–	–	–	–	–	(58,427)	(58,427)

Balance – November 30, 2006	75,784,000	7,578	386,222	2,500	11,250	(58,427)	349,123

Common stock issued at $0.125 per share	80,000	8	9,992	–	–	–	10,000

Common stock issued for consulting services	20,000	2	2,498	(2,500)	–	–	–

Common stock issued at $0.25 per share less share issuance costs	60,000	6	14,994	–	–	–	15,000

Common stock issuance costs	–	–	(1,500)	–	–	–	(1,500)

Common stock issued for advisory services	20,000	2	4,998	–	–	–	5,000

Common stock issued at $0.225 per share	1,124,000	113	252,887	–	–	–	253,000

Common stock issued for consulting services	4,000,000	400	359,600	–	–	–	360,000

Donated services and rent	–	–	–	–	15,000	–	15,000

Net loss for the year	–	–	–	–	–	(452,318)	(452,318)

Balance – November 30, 2007	81,088,000	8,109	1,029,691	–	26,250	(510,745)	553,305

Fair value of stock options	–	–	348,067	–	–	–	348,067

Donated services and rent	–	–	–	–	7,500	–	7,500

Net loss for the year	–	–	–	–	–	(960,685)	(960,685)

Balance – November 30, 2008	81,088,000	8,109	1,377,758	–	33,750	(1,471,430)	(51,813)

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2008, the Company has a working capital deficit of $65,430, has not generated significant revenue and has accumulated losses totaling $1,471,430 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

MASS Petroleum Inc.
(formerly LAUD Resources Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

e)	Earnings (Loss) Per Share

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
SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2008 and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The Company recognizes oil and gas revenue when production is sold at a fixed or determinable price, persuasive evidence of an arrangement exists, delivery has occurred and title has transferred, and collectability is reasonably assured.

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
The fair values of financial instruments, which include cash, amounts receivable, accounts payable, amounts due to related parties and loans payable were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

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

MASS Petroleum Inc.
(formerly LAUD Resources Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

o)	Deferred Financing Costs

In accordance with the Accounting Principles Board Opinion 21 “Interest on Receivables and Payables”, the Company recognizes debt issue costs on the balance sheet as deferred charges, and amortizes the balance over the term of the related debt. The Company follows the guidance in the EITF 95-13 “Classification of Debt Issue Costs in the Statement of Cash Flows” and classifies cash payments for debt issue costs as a financing activity.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”.  This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

3.	Property and Equipment

	Cost $	Accumulated Depreciation $	November 30, 2008 Net Carrying Value $	November 30, 2007 Net Carrying Value $
Computer hardware	3,391	2,826	565	1,695

4.	Oil and Gas Property

	November 30, 2008 Net Carrying Value $	November 30, 2007 Net Carrying Value $

Proved Properties, Oklahoma

Acquisition Costs	34,038	34,038
Depletion	(20,986)	(16,148)

Net Carrying Value	13,052	17,890

On August 1, 2006, the Company acquired a 2.34% non operating interest in three oil and gas wells located in Oklahoma for $34,038.

5.	Loan Receivable

On July 3, 2008, the Company entered into a loan agreement with Uraltransneft Co. Ltd. (“Uraltransneft”) and advanced $75,000 to Uraltransneft. The loan is due on January 1, 2009, bears interest at 0.50% per annum and is unsecured.  The Company has not collected the loan after it became due on January 1, 2009.  As there is uncertainty as to the collectability of the loan at November 30, 2008, a provision has been recognized for the entire amount.

MASS Petroleum Inc.
(formerly LAUD Resources Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)

6.	Loans Payable

a)
On July 3, 2008, the Company entered into a loan agreement with a shareholder for $25,000 which is payable on January 31, 2009 or within seven days of the Company completing a $1,500,000 financing, is unsecured and bears interest at 5% per annum.

b)
On October 15, 2008, the Company entered into a loan agreement for $30,000 which is payable on October 15, 2009 or when the Company completes a private placement or receives proceeds from other loans.  The amount is unsecured and bears interest at 2% per annum, calculated on the basis of 360 day year for actual days elapsed.  If interest is not paid as it becomes due, it will be added to the principal sum and treated as part of the principal sum.

7.	Related Party Transactions

a)	During the year ended November 30, 2008, the Company recognized $4,500 (2007 - $9,000) for donated services at $750 per month provided by the former President of the Company. Refer also to note 7(b).

b)
On June 9, 2008, the Company entered into a consulting agreement with the CFO of the Company and agreed to pay Cdn$3,000 per month and issue 500,000 stock options to purchase 500,000 common shares at an exercise price of $1.50 per share. During the year ended November 30, 2008, the Company paid $17,938 in management fees.

c)
The Company recognized $3,000 (2007 - $6,000) of donated rent at $500 per month for office premises provided by the former CFO of the Company. Commencing June 2008, the Company paid $11,000 of rent expense to an unrelated party.

d)
As at November 30, 2008, the Company is indebted to the CFO of the Company for $5,014 (Cdn$6,211) (November 30, 2007 - $nil), representing $4,844 in management fees owed and $170 in expenditures paid for on behalf of the Company. The amount due is non-interest bearing, unsecured and due on demand.

e)
On July 3, 2008, the Company entered into a loan agreement with a company controlled by a director of the Company for $50,000 which is due on January 31, 2009 or within seven days of the Company completing a $1,500,000 financing, is unsecured, and bears interest at 5% per annum. As at November 30, 2008, the Company is also indebted to this company for $1,668, which is non-interest bearing, unsecured and due on demand.

f)
On October 8, 2008, the Company entered into a loan agreement with a director of the Company for $30,000 which is due on October 1, 2009 or within seven days of the Company completing a financing in excess of $800,000, is unsecured and bears interest at 5% per annum.  As at November 30, 2008, the Company is also indebted to this director for $9,100 (Cdn$10,812) (November 30, 2007 - $963), representing expenditures paid on behalf of the Company. These amounts is unsecured, non-interest bearing and due on demand.

8.	Common Stock

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

b)
On July 24, 2007, the Company issued 4,000,000 shares of common stock at a fair value of $360,000 to a consultant for services to be provided over a two year period. As at November 30, 2008, $115,890 (2007 - $296,384) is included in prepaid expenses and will be recognized over the remaining term of the consulting agreement.

c)
On June 4, 2007, the Company issued 924,000 units at approximately $0.225 per unit for proceeds of $208,000. Each unit is consisted of one share of common stock and one-tenth of a share purchase warrant. One whole share purchase warrant is exercisable into one common share at $0.25 per share until June 4, 2009.

MASS Petroleum Inc.
(formerly LAUD Resources Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)

8.	Common Stock(continued)

d)	On May 16, 2007, the Company issued 200,000 shares of common stock at a price of $0.225 per share for proceeds of $45,000.

e)	On April 18, 2007, the Company issued 20,000 shares of common stock at a fair value of $5,000 pursuant to an Advisory Board Agreement.

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

i)
On November 29, 2006, the Company issued 12,000,000 shares of common stock at a fair value of $225,000 pursuant to a consulting agreement. As at November 30, 2007, $17,569 is included in prepaid expenses.  During the year ended November 30, 2008, the Company recognized $17,569 of consulting fees.

9.	Stock Options

On June 9, 2008, the Company granted 500,000 stock options to the CFO with an exercise price of $1.50 per share. The stock options will vest at the rate of 125,000 options on December 6, 2008, June 6, 2009, December 6, 2009, and June 6, 2010. The stock options will be exercisable until the earlier of two years following their respective vesting dates or upon termination of the agreement. However, if during the term of the agreement any third party who is not affiliated with the Company as of the date of the agreement assumes control of the Company or acquires substantially all of the Company’s assets, all 500,000 stock options will vest immediately and may be exercised for a period of ninety days following the effective date of such change of control or disposition of assets. The fair value for these stock options was estimated at the date of grant using the Black-Scholes option-pricing model assuming an expected life of 3.25 years, a risk-free rate of 3.28%, an expected volatility of 96%, and a 0% dividend yield. The weighted average fair value of stock options granted was $1.39 per share. As at November 30, 2008, there were 500,000 unvested stock options. During the year ended November 30, 2008, the Company recorded stock-based compensation of $348,067 as general and administrative expense.

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value $

Outstanding, November 30, 2006 and 2007	20,000,000	0.0001

Granted	500,000	1.50

Cancelled	(20,000,000)	0.0001

Outstanding, November 30, 2008	500,000	1.50	2.77	825,000

Exercisable, November 30, 2008				

MASS Petroleum Inc.
(formerly LAUD Resources Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)

9.	Stock Options (continued)

A summary of the status of the Company’s non-vested stock options as of November 30, 2008, and changes during the year ended November 30, 2008, is presented below:

Non-vested options	Number of Options	Weighted Average Grant Date Fair Value $

Non-vested at November 30, 2007		

Granted	500,000	1.39
Vested		

Non-vested at November 30, 2008	500,000	1.39

As at November 30, 2008, there was $346,007 of unrecognized compensation costs related to non-vested share-based compensation, which is expected to be recognized over a weighted average period of 1.51 years.

10.	Share Purchase Warrants

The following table summarizes the continuity of the Company’s share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price $

Balance, November 30, 2006	–	–

Issued	95,400	0.25

Balance, November 30, 2007	95,400	0.25

Expired	(3,000)	0.25
Cancelled	(92,400)	0.25

Balance, November 30, 2008	–	–

11.	Share Exchange Agreement

On May 19, 2008, the Company entered into a share exchange agreement and addendum (collectively the “Agreement”) with Uraltransneft Co. Ltd. (“Uraltransneft”), a Russia corporation, and its selling shareholders. Uraltransneft is based in Perm, Russia, where it holds a crude oil and gas production license, and is engaged in the businesses of oil exploration, extraction, processing, distribution, transportation and related services. Pursuant to the Agreement the Company will issue 41,100,000 shares of common stock to the selling shareholders in exchange for all outstanding shares of Uraltransneft. Closing of the Agreement will result in Uraltransneft becoming a wholly owned subsidiary of the Company. Additionally, the three selling shareholders of Uraltransneft will each hold approximately 13,700,000 common shares (the equivalent of 16.8%) of the Company’s issued and outstanding common stock. Closing of the Agreement is subject to the satisfaction of certain conditions precedent including:

•
Acquisition by Uraltransneft of a target corporation whose assets include full oil extraction infrastructure, transport equipment, pipeline, and wells producing 2,000 barrels of oil per day with at least 7,500,000 barrels of oil in reserves.

•
Satisfactory completion of due diligence by the Company of certain oilfields confirming the presence of not less than 15,000,000 barrels of oil reserves, and assignment by Uraltransneft to the Company of an option agreement to purchase a 100% interest in those oilfields.

MASS Petroleum Inc.
(formerly LAUD Resources Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)

11.	Share Exchange Agreement (continued)

•
Resignation of Jordan Shapiro (resigned on June 9, 2008) as Chief Financial Officer, Principal Accounting Officer of the Company and resignation of Gary Chayko (resigned on June 24, 2008) as President, Chief Executive Officer and director of the Company.

•
Surrender for cancellation by the former Chief Financial Officer of the Company, Hudson Capital Corp. and the former President of the Company of a total of 40,088,000 common shares and 20,000,000 stock options (cancelled on July 14, 2008) to purchase common shares of the Company.

•	Satisfactory completion by the Company and Uraltransneft of customary due diligence.

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

Also, following closing, the Company has the non-exclusive option, based on market conditions, to arrange on a best efforts basis for up to $13,500,000 in financing, the proceeds of which shall be provided for the purchase of three companies which have licenses for oil extraction from six oilfields located in Perm Krai, Russia for $11,500,000 and $2,000,000.  Within seven days after the acquisition of the six oilfields, Uraltransneft shall provide a detailed budget of the first six months of activities in regards to the provision of the necessary facilities to the oilfields. Within ten days of Closing, Uraltransneft shall provide a purchase agreement for the acquisition of the three oil extraction companies holding licenses for the development of six oilfields.

As at November 30, 2008, management believes that the closing of this transaction is uncertain.

12.	Commitments

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

MASS Petroleum Inc.
(formerly LAUD Resources Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)

13.	Income Tax

The Company has a net operating loss carryforward of $1,002,246 available to offset taxable income in future years which commence expiring in fiscal 2026.

The Company is subject to United States federal and state income taxes at an approximate rate of 35%.  The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	November 30, 2008 $	November 30, 2007 $

Income tax recovery at statutory rate	336,240	158,311

Donated services	(2,625)	(5,250)

Stock-based compensation	(121,823)	–

Depletion and depreciation	3,111	(1,350)

Provision for loan receivable	(26,250)

Valuation allowance change	(188,653)	(151,711)

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at November 30, 2008 and 2007 are as follows:

	November 30, 2008 $	November 30, 2007 $

Net operating loss carryforward	352,864	164,714

Oil and gas property	3,772	3,269

Valuation allowance	(356,636)	(167,983)

Net deferred income tax asset	–	–

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of November 30, 2008.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, and the material weaknesses outlined in our Management Report on Internal Control Over Financial Report, our management concluded, as of the end of the period covered by this annual report, that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed, within the time periods specified in the SEC’s rules and forms, and that such information was not accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting.  Under the supervision of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2008 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of November 30, 2008, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.
Certain entity level controls establishing a “tone at the top” were considered material weaknesses. The Company has no independent directors and no audit committee. There is no policy on fraud.  A whistleblower policy is not necessary given the small size of the organization. There is no code of ethics.

2.
Due to the significant number and magnitude of out-of-period adjustments identified during the audit of our financial statements for the year ended November 30, 2008, management has concluded that the controls over the period-end financial reporting process were not operating effectively. Controls were not effective to ensure that significant non-routine transactions, accounting estimates, and other adjustments were appropriately reviewed, analyzed, and monitored on a timely basis. A material weakness in the period-end financial reporting process could result in the Company not being able to meet its regulatory filing deadlines and, if not remediated, has the potential to cause a material misstatement or to miss a filing deadline in the future. Specific items of concern in our management report include the following:

• The value of stock based compensation awarded to a senior executive officer was understated due to problems with inputs used to effect the Black Scholes calculation.

• Transfer agent and legal fees were under-accrued.
• A prepaid expense for oil and gas exploration should have been partially expensed to recognize work exploration activities conducted during the year ended November 30, 2008.
• A provision for accounts receivable was added to reflect the uncertainty of collection of the $75,000 loan to Uraltransneft.
• Financing costs of $17,500 paid to Gryphon Finance and Trade LLC had to be expensed immediately because no specific financing was identified.

• An outstanding cheque payable to one of our trade creditors was held back by us at year end; as a result, we were required to increase the balance of our cash and our accounts payable line items in our financial statements.

Management is currently evaluating remediation plans for the above control deficiencies.

In light of the existence of these control deficiencies, the Company concluded that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of November 30, 2008 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Manning Elliott LLP, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of November 30, 2008.

Changes in Internal Control

During the quarter ended November 30, 2008 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Officers

Our bylaws allow the number of directors to be fixed by the Board of Directors. Our Board of Directors has fixed the number of directors at three.

Our current directors and officers are as follows:

Name	Age	Position
Oleg Bilinski	45	Director, President, Chief Executive Officer
Vitaly Melnikov	34	Director, Chief Financial Officer
Jordan Shapiro	36	Director, Secretary, Treasurer

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

Oleg Bilinski, Director, President and Chief Executive Officer

Oleg Bilinsky has been a director since June 17, 2008, and our President and Chief Executive Officer since June 24, 2008. From Ju Mr. Bilinski has over 17 years of global investment expertise including experience in the financing of natural resource companies. Since 1990, he has been the President of UK International Trade Corporation, a company whose main focus is to establish business relationships between North America and Eastern Europe. He was also a founder of American Uranium Corporation (OTC BB: AUUM) formerly Alpine Resources Corporation; Geostar Mineral Corporation (OTC BB: GEOS); Chatsworth Data Solution (OTC BB: CHWD) formerly Adera Mines Limited. Mr. Bilinski holds a degree in chemistry and biology from Lviv State University in the Ukraine.

Vitaly Melnikov, Director and Chief Financial Officer

Vitaly Melnikov has been a director since June 17, 2008 and our Chief Financial Officer since June 9, 2008. From July 2002 to September 2005, Mr. Melnikov held the position of Finance Manager (Marketing and Trading) of Hurricane Hydrocarbons Ltd.(also known as PetroKazakhstan), a Calgary, Canada based, publicly traded energy corporation engaged in the exploration, development, production, acquisition, refining and marketing of oil and refined products in the Republic of Kazakhstan. Among his duties there, Mr. Melnikov managed a multi-national team of 30 financial and accounting specialists and oversaw the financial affairs and sales units of companies with annual revenues of over $450 million. From December 2005 to June 2007 Mr. Melnikov served as Vice President, Finance and Administration of UrAsia Energy Ltd. (now Uranium One), a TSX and AIM listed company with a market cap of $3 billion. While there, he assisted in the merger of UrAsia Energy with Uranium One, creating a uranium producer with a $5 billion market cap. From July 2007 to November 2007, Mr. Melnikov served as Interim Chief Financial Officer and Controller of Tsar Emerald Corporation, a Vancouver based company engaged in the extraction, processing and sale of gemstones. From November 2007 to present, Mr. Melnikov has worked as a self employed financial and accounting consultant in the natural resources sector. Mr. Melnikov holds a masters degree in business administration from American University in Kyrgyzstan.

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

Significant Employees

There are no individuals other than our executive officer who make a significant contribution to our business.

Family Relationships

There are no family relationships among our officers or directors.

Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

•	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•
being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by us and on written representations from certain reporting persons, we believe that all Section 16(a) reports applicable to our officers, directors and ten-percent stockholders with respect to the fiscal year ended November 30, 2008 were filed.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because we have not yet finalized the content of such a code. Companies whose equity securities are listed for trading on the OTC Bulletin Board are not currently required to implement a code of ethics.

Director Nominees

As of November 30, 2008 there have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

Item 11. Executive Compensation.

The following Summary Compensation Table sets forth the total annual compensation paid or accrued by us to or for the account of the Principal Executive Officer (“PEO”) and our Principal Financial Officer (“PFO”). None of our other executive officers received compensation in excess of $100,000 during the fiscal year ended November 30, 2008.

Summary Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Oleg Bilinsky President, CEO, Director (1)	2008	0	0	0	0	0	0	0	0
Vitaly Melnikov, CFO, Director (2)	2008	17,938	0	0	348,067 (3)	0	0	0	366,005
Jordan Shapiro, Secretary, Treasurer, Director (4)	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0
	2006 (5)	0	0	0	(6)	0	0	0	0
Gary Chayko (7)	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0
	2006 (5)	0	0	0	(6)	(6)	0	0	0

(1)	Oleg Bilinsky has been our President and Chief Executive Officer since June 24, 2008 and a Director since June 17, 2008.
(2)	Vitaly Melnikov has been our Chief Financial Officer since June 24, 2008 and a Director since June 17, 2008.
(3)
On June 9, 2008, we granted to Vitaly Melnikov options to purchase 500,000 shares of our common stock at an exercise price of $1.50 per share. The stock options will vest at a rate of 125,000 options on December 6, 2008, June 6, 2009, December 6, 2009 and June 6, 2010. They are exercisable until the earlier of two years following their respective vesting dates or upon termination of the option agreement. All non-vested stock options will vest immediately, and may be exercised for a period of ninety days after such occurrence, if during the term of the agreement any non-affiliated third party assumes control of us or acquires substantially all of our assets. As of November 30, 2008, 125,000 options granted to Vitaly Melnikov have vested.

(4)	Jordan Shapiro is a director and our Secretary and Treasurer. He held the position of Chief Financial Officer until his resignation effective June 24, 2008.
(5)	For the period from Inception (February 14, 2006) to November 30, 2006.
(6)
We issued 10,000,000 post-split options to purchase shares of our common stock at an exercise price of $0.00005 to each of Gary Chayko and Jordan Shapiro. These options were cancelled effective July 17, 2008.

(7)	Gary Chayko is our former director, President and Chief Executive Officer. His resignation from these positions became effective on June 24, 2008.

Mr. Melnikov, Mr. Shapiro and Mr. Bilinski each spend approximately 15% of their time on our business.

We pay compensation of Cdn$3,000 per month to Vitaly Melnikov for services as our director.

Except for options granted to Mr. Melnikov as provided below, our executive officers and directors did not receive any other compensation as directors or officers or any benefits.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information concerning unexercised stock options held by the named executive officers as of November 30, 2008. None of the named executive officers exercised any of their stock options during the period from inception (February 14, 2006) to November 30, 2008.

Name	Number Of Securities Underlying Unexercised Options (#) Exercisable/Unexercisable	Option Exercise Price per Share ($)	Option Expiration Date
Vitaly Melnikov	125,000 / 375,000 (1)	1.50	Two years following vesting date (1)

(1)
On June 9, 2008, we granted to Vitaly Melnikov options to purchase 500,000 shares of our common stock at an exercise price of $1.50 per share. The stock options will vest at a rate of 125,000 options on December 6, 2008, June 6, 2009, December 6, 2009 and June 6, 2010. They are exercisable until the earlier of two years following their respective vesting dates or upon termination of the option agreement. All non-vested stock options will vest immediately, and may be exercised for a period of ninety days after such occurrence, if during the term of the agreement any non-affiliated third party assumes control of us or acquires substantially all of our assets.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the ownership, as of March 16, 2009, of our common stock by each of our directors, and by all executive officers and directors as a group, and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of March 16, 2009, there were 81,088,000 common shares issued and outstanding. All persons named have sole voting and investment power with respect to the shares, except as otherwise noted.  The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this Annual Report.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Jordan Shapiro (1) 507-700 West Pender Street, Vancouver, British Columbia, V6C 1G8 Canada	29,481,850 (2)	36% (3)
	Vitaly Melnikov 1130 – 4825 Hazel Street Burnaby, British Columbia, V5H 4N4 Canada	125,000 (2)	(3) (4)
	All Executive Officers and Directors as a Group	29,606,850	36% (3)
Common	Gary Chayko (5) 200 Elgin Street, Suite 202 Ottawa, ON K2P 1L5 Canada	22,100,000 (6)	27% (3)

1	Jordan Shapiro is our director, Secretary and Treasurer.

2	Includes 14,650,000 common shares held by Hudson Capital, a company wholly owned by Jordan Shapiro; 14,831,850 common shares held by Jordan Shapiro; and

3	Calculated based on issued and outstanding shares of 81,088,000 as May 16, 2009, and as if all 20,000,000 options were exercised by Vitaly Melnikov.

4	Less than 1%.

5	Gary Chayko is our former director, President and Chief Executive Officer.

6	Includes 22,100,000 shares owned by Gary Chayko.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits to our directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors or a committee performing a similar function. It is the view of the Board that it is appropriate for us not to have such a committee because of our size and because the Board as a whole determines executive compensation. Each of our directors is also is a senior officer of the company.

Compensation Committee Report

Our Board of Directors as a whole has revised and discussed the compensation discussion and analysis disclosed in this Form 10-K and based on this review and discussion, has determined that the disclosure be included in this annual report. The directors participating in this deliberate included Oleg Bilinski, Vitaly Melnikov and Jordan Shapiro.

Compensation of Directors

We do not pay our directors any fees for attendance at Board meetings or similar remuneration or reimburse them for any out-of-pocket expenses incurred by them in connection with our business.

Change of Control

As of November 30, 2008 we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Item 13. Certain Relationships and Related Transactions, and Director Independence

During the year ended November 30, 2008, we recognized $4,500 for donated services at $750 per month provided by our former President, Gary Chayko.

We recognized $3,000 for donated rent at $500 per month for office premises provided by Jordan Shapiro, our director, Secretary and Treasurer, From December 1, 2007 to June 1, 2008.

On June 9, 2008, we entered into a consulting agreement with Vitaly Melnikov, our Chief Executive Officer, and agreed to pay to Vitaly Melnikov Cdn$3,000 per month and issue 500,000 stock options to purchase 500,000 common shares at an exercise price of $1.50 per share. During the year ended November 30, 2008, we paid $17,938 in management fees.

As at November 30, 2008, we are indebted to our Chief Financial Officer, Vitaly Melnikov, for $5,014, representing $4,844 in management fees owed and $170 in expenditures paid for on our behalf. The amount due is non-interest bearing, unsecured and due on demand.

On July 3, 2008, we borrowed $50,000 from Hudson Capital Corporation, a company controlled by Jordan Shapiro, our director, pursuant to a loan agreement. Repayment is due on January 31, 2009 or within seven days of our completion of a $1,500,000 financing. The loan is unsecured and bears interest at 5% per annum. As at November 30, 2008, we are also indebted to the lender for $1,668, which is non-interest bearing, unsecured and due on demand.

On October 8, 2008, we entered into a loan agreement with one of our shareholders for $30,000 which is due on October 1, 2009 or within seven days of completion of a financing by us in excess of $800,000. The loan is unsecured and bears interest at 5% per annum.  As at November 30, 2008, we are also indebted to this director for $9,100, representing expenditures paid on our behalf by the director. This amount is unsecured, non-interest bearing and due on demand.

Other than as described above, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of our total assets for the last fiscal year.

Director Independence

The OTC Bulletin Board on which our common shares are listed on does not have any director independence requirements.  We also do not have a definition of independence as our directors also hold positions executive officer positions with us. Once we engage further directors and officers, we plan to develop a definition of independence and scrutinize our Board of Directors with regards to this definition.

Item 14. Principal Accounting Fees and Services

Audit, Audit-Related and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our current auditors, Manning Elliott for the audit of our consolidated annual financial statements for the years ended November 30, 2007 and November 30, 2008 and any other fees billed for other services rendered Manning Elliott during that period.

AUDIT, AUDIT-RELATED AND NON-AUDIT FEES
Description of Service	Fees (December 1, 2006 to November 30, 2007) ($)	Fees (December 1, 2007 to November 30, 2008) ($)
Audit fees	21,350	24,375
Audit-related fees	-	-
Tax fees	-	5,000
All other fees	-	-
Total	21,350	29,375

Audit Committee Approval

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually. The Board, acting as the audit committee, pre-approved all audit related services for the year ended November 30, 2008

Part IV

Item 15.  Exhibits, Financial Statement Schedules

The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.

Exhibits

Exhibit Number	Exhibit Description
3.1	Certificate of Amendment changing our name from LAUD Resources Inc. to MASS Petroleum Inc. (3)
10.1	Share Exchange Agreement with Uraltransneft Co. Ltd. dated May 16, 2008 and addendum thereto (1)
10.2	Consulting Agreement with Vitaly Melnikov for Services as CFO (2)
10.3	Agreement for Loan to Uraltransneft Co. Ltd. dated July 3, 2008 (3)
10.4	Agreement for Loan from Hudson Capital Corporation dated July 3, 2008 (3)
10.5	Agreement for Loan from Mark Levy dated July 3, 2008 (3)
10.6	Financial Services Letter Agreement with Gryphon Trade and Finance LLC dated August 21, 2008
10.7	Option Agreement with Vitaly Melnikov dated October 15, 2008
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Included as an exhibit to our Form 8-K filed on May 23, 2008
(2) Included as an exhibit to our Form 8-K filed on June 12, 2008
(3) Included as exhibits to our Form 10-Q filed on July 21, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

MASS PETROLEUM INC.

Date: March 17, 2009	By:	/s/ Oleg Bilinski
Oleg Bilinski
President, Chief Executive Officer and Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jordan Shapiro	Secretary, Treasurer, and Director	March 17, 2009
Jordan Shapiro

/s/ Vitaly Melnikov	Chief Financial Officer and Director	March 17, 2009
Vitaly Melnikov