Form 10-Q
period 2009-02-28
MASS Petroleum Inc.
filed 2009-04-20
CIK 1388982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

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

604 688 6380
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the
Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such
reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

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
[   ] Yes    [   ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 15, 2009, the registrant’s outstanding common stock consisted of 81,088,000 shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements of MASS Petroleum Inc. (the “Company”, “MASS”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

MASS Petroleum Inc.
(An Exploration Stage Company)

February 28, 2009

F–1

MASS Petroleum Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	February 28,	November 30,
	2009	2008
	$	$
	(unaudited)

ASSETS
Current Assets
Cash	14,034	45,994
Amounts receivable	492	757
Prepaid expenses (Note 8)	74,952	121,370
Total Current Assets	89,478	168,121
Property and Equipment (Note 3)	283	565
Oil and Gas Property (Note 4)	12,530	13,052
Total Assets	102,291	181,738

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	62,997	80,114
Accrued liabilities	22,148	2,655
Due to related parties (Note 7)	101,294	95,782
Loans payable (Note 6)	55,000	55,000
Total Liabilities	241,439	233,551
Commitments and Contingencies (Notes 1, 10 and 11)
Stockholders’ Deficit
Preferred stock, 20,000,000 shares authorized, $0.0001 par value;
None issued and outstanding	–	–
Common stock, 160,000,000 shares authorized, $0.0001 par value;
81,088,000 shares issued and outstanding (Note 8)	8,109	8,109
Additional paid-in capital	1,477,300	1,377,758
Donated capital (Notes 7(a)(c))	33,750	33,750
Deficit accumulated during the exploration stage	(1,658,307)	(1,471,430)
Total Stockholders’ Deficit	(139,148)	(51,813)
Total Liabilities and Stockholders’ Deficit	102,291	181,738

(The Accompanying Notes are an Integral Part of These Financial Statements)

F–2

MASS Petroleum Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

	Accumulated from	For the	For the
	February 14, 2006	Three months	Three months
	(Date of Inception)	Ended	Ended
	to February 28,	February 28,	February 29,
	2009	2009	2008
	$	$	$

Revenue	13,957	859	1,165

Expenses

Depletion	21,508	522	836
Depreciation	3,108	282	258
General and administrative (Note7(a)(b)(c))	1,562,066	186,642	104,594
Oil and gas production	8,889	290	254
Mineral property costs	1,693	–	–
Total Expenses	1,597,264	187,736	105,942
Net Loss Before Other Items	(1,583,307)	(186,877)	(104,777)
Provision for loan receivable	(75,000)	–	–
Net Loss	(1,658,307)	(186,877)	(104,777)

Net Loss Per Share – Basic and Diluted		–	–

Weighted Average Shares Outstanding		81,088,000	81,088,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

F–3

MASS Petroleum Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	For the	For the
	Three months	Three months
	Ended	Ended
	February 28,	February 29,
	2009	2008
	$	$

Operating Activities

Net loss	(186,877)	(104,777)

Adjustments to reconcile net loss to net cash used in operating activities:
Depletion	522	836
Depreciation	282	258
Donated services and rent	–	3,750
Stock-based compensation	143,925	62,446

Changes in operating assets and liabilities
Amounts receivable	265	423
Prepaid expenses	2,035	–
Accounts payable	(17,117)	(6,100)
Accrued liabilities	19,493	10,584
Due to related parties	5,512	23,381

Net Cash Used In Operating Activities	(31,960)	(9,199)

Decrease in Cash	(31,960)	(9,199)

Cash - Beginning of Period	45,994	229,288

Cash - End of Period	14,034	220,089

Supplemental Disclosures

Interest paid		–
Income taxes paid		–

(The Accompanying Notes are an Integral Part of These Financial Statements)

F–4

MASS Petroleum Inc.
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 28, 2009, the Company has a working capital deficit of $151,961, has not generated significant revenue and has accumulated losses totaling $1,658,307 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is November 30.

	b)	Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the valuation of long-lived assets and oil and gas properties, stock-based compensation and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	d)	Property and Equipment

Property and equipment consists of computer hardware, is recorded at cost and is being amortized on a straight-line basis over its estimated life of three years.

F–5

MASS Petroleum Inc.
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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2009 and February 29, 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

F–6

MASS Petroleum Inc.
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

The Company follows the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations,” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long- lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.

	k)	Financial Instruments and Fair Value Measures

SFAS No. 157 “Fair Value Measurements” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, amounts receivable, accounts payable, amounts due to related parties, and loans payable. Pursuant to SFAS No. 157, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

F–7

MASS Petroleum Inc.
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

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

F–8

MASS Petroleum Inc.
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

3.	Property and Equipment

			February 28,	November 30,
			2009	2008
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Computer hardware	3,391	3,108	283	565

F–9

MASS Petroleum Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(unaudited)

4.	Oil and Gas Property

	February 28,	November 30,
	2009	2008
	Net Carrying	Net Carrying
	Value	Value
	$	$

Proved Properties, Oklahoma

Acquisition Costs	34,038	34,038
Depletion	(21,508)	(20,986)

Net Carrying Value	12,530	13,052

On August 1, 2006, the Company acquired a 2.34% non operating interest in three oil and gas wells located in Oklahoma for $34,038.

5.	Loan Receivable

On July 3, 2008, the Company entered into a loan agreement with Uraltransneft Co. Ltd. (“Uraltransneft”) and advanced $75,000 to Uraltransneft. The loan is due on January 1, 2009, bears interest at 0.50% per annum and is unsecured. The Company did not collect the loan after it became due on January 1, 2009. As there was uncertainty as to the collectability of the loan at November 30, 2008, a provision was recognized for the entire amount.

6.	Loans Payable

a)

On July 3, 2008, the Company entered into a loan agreement with a shareholder for $25,000 which is payable on January 31, 2009 or within seven days of the Company completing a $1,500,000 financing, is unsecured and bears interest at 5% per annum. The Company did not repay the loan after it became due on January 31, 2009.

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

a)

During the three month period ended February 28, 2009, the Company recognized $nil (2008 - $2,250) for donated services at $750 per month provided by the former President of the Company. Refer also to note 7(b).

b)

On June 9, 2008, the Company entered into a consulting agreement with the CFO of the Company and agreed to pay Cdn$3,000 per month and issue 500,000 stock options to purchase 500,000 common shares at an exercise price of $1.50 per share. During the three month period ended February 28, 2009, the Company recorded $7,303 in management fees.

c)

During the three month period ended February 28, 2009, the Company recognized $nil (2008 - $1,500) of donated rent at $500 per month for office premises provided by the former CFO of the Company. During the three month period ended February 28, 2009, the Company paid $2,695 of rent expense to an unrelated party.

d)

As at February 28, 2009, the Company is indebted to the CFO of the Company for $9,694 (Cdn$12,211) (November 30, 2008 - $5,014), representing $9,527 in management fees owed and $167 in expenditures paid for on behalf of the Company. The amount due is non- interest bearing, unsecured and due on demand.

e)

On July 3, 2008, the Company entered into a loan agreement with a company controlled by a director of the Company for $50,000 which is due on January 31, 2009, or within seven days of the Company completing a $1,500,000 financing, is unsecured, and bears interest at 5% per annum. The Company has not repaid the loan after it became due on January 31, 2009. As at February 28, 2009, the Company is also indebted to this company for $2,274 (November 30, 2008 - $1,668), which is non-interest bearing, unsecured and due on demand.

F–10

MASS Petroleum Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(unaudited)

7.	Related Party Transactions (continued)

f)

On October 8, 2008, the Company entered into a loan agreement with a director of the Company for $30,000 which is due on October 1, 2009 or within seven days of the Company completing a financing in excess of $800,000, is unsecured and bears interest at 5% per annum. As at February 28, 2009, the Company is also indebted to this director for $9,326 (November 30, 2008 - $9,100), representing expenditures paid on behalf of the Company. These amounts is unsecured, non-interest bearing and due on demand.

8.	Common Stock

On July 24, 2007, the Company issued 4,000,000 shares of common stock at a fair value of $360,000 to a consultant for services to be provided over a two year period. As at February 28, 2009, $71,507 (November 30, 2008 - $115,890) is included in prepaid expenses and will be recognized over the remaining term of the consulting agreement.

9.	Stock Options

On June 9, 2008, the Company granted 500,000 stock options to the CFO with an exercise price of $1.50 per share. The stock options will vest at the rate of 125,000 options on December 6, 2008, June 6, 2009, December 6, 2009, and June 6, 2010. The stock options will be exercisable until the earlier of two years following their respective vesting dates or upon termination of the agreement. However, if during the term of the agreement any third party who is not affiliated with the Company as of the date of the agreement assumes control of the Company or acquires substantially all of the Company’s assets, all 500,000 stock options will vest immediately and may be exercised for a period of ninety days following the effective date of such change of control or disposition of assets. The fair value for these stock options was estimated at the date of grant using the Black-Scholes option-pricing model assuming an expected life of 3.25 years, a risk-free rate of 3.28%, an expected volatility of 96%, and a 0% dividend yield. The weighted average fair value of stock options granted was $1.39 per share. As at February 28, 2009, there were 375,000 unvested stock options. During the three month period ended February 28, 2009, the Company recorded stock-based compensation of $99,542 as general and administrative expense. On March 24, 2009, the Company entered into an option amendment agreement to re-price the exercise price of 500,000 stock options from $1.50 per share to $0.50 per share. The option amendment agreement also extended the term of the 500,000 stock options to June 5, 2013. See Note 12.

A summary of the Company’s stock option activity is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual	Value
	Options	$	Life (years)	$

Outstanding, November 30, 2008	500,000	1.50

Granted	[ ]	[ ]

Forfeited	[ ]	[ ]

Outstanding, February 28, 2009	500,000	1.50	2.52	[ ]

Exercisable, February 28, 2009	125,000	1.50	1.77	[ ]

F–11

MASS Petroleum Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(unaudited)

9.	Stock Options (continued)

A summary of the status of the Company’s non-vested stock options as of February 28, 2009, and changes during the three month period ended February 28, 2009, is presented below:

		Weighted
		Average
		Grant Date
	Number of	Fair Value
Non-vested options	Options	$

Non-vested at November 30, 2008	500,000	1.39

Vested	(125,000)	1.39

Non-vested at February 28, 2009	375,000	1.39

As at February 28, 2009, there was $247,214 of unrecognized compensation costs related to non-vested share-based compensation, which is expected to be recognized over a weighted average period of 1.26 years.

10.	Share Exchange Agreement

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

F–12

MASS Petroleum Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(unaudited)

10.	Share Exchange Agreement (continued)

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

As at February 28, 2009, management believes that the closing of this transaction is uncertain.

11.	Commitments

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

12.	Subsequent Event

On March 24, 2009, the Company entered into an option amendment agreement to re-price the exercise price of 500,000 stock options granted on June 9, 2008 from $1.50 per share to $0.50 per share. The option amendment agreement also extended the term of the stock options to June 5, 2013. See Note 9.

F–13

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

We have incurred losses since our inception. We rely upon the sale of our securities to fund our operations. We have generated limited revenues of $13,957 from our 2.34% non-operated interest in three operating wells in Kingfisher County, Oklahoma since our inception to February 28, 2009.

We intend to build our business through the acquisition of producing and exploration stage oil and natural gas wells, interests and leases. Our strategy is to combine the secure and reliable revenue source of operated and non-operated interests from producing oil wells with the higher risk development of oil and gas exploration projects. For the next 12 months (beginning April 2008), we plan to purchase additional operated and non-operated interests in producing oil and natural gas properties, to acquire additional exploration stage properties and carry out an exploration program on the acquired properties. We are not involved in any bankruptcy, receivership or similar proceedings.

Liquidity and Capital Resources

As of February 28, 2009, we had cash of $14,034 and a working capital deficit of $151,961. Our accumulated deficit from inception to February 28, 2009 was $1,658,307. Our net loss of $186,877 for the three months ended February 28, 2009 was mostly funded by funds raised from equity financing since inception. However, for the three months ended February 28, 2009, we did not raise any funds through the sale of our equities nor did we raise any funds through equity financing during the same period in 2008. During the three months ended February 28, 2009 our cash position decreased by $31,960.

We used net cash of $31,960 in operating activities for the three months ended February 28, 2009 compared to net cash of $9,199 used in operating activities for the same period in 2008. This increase in cash used in operating activities was mainly due to higher general and administrative expenses.

During the three months ended February 28, 2009 our monthly cash requirement was $10,653 compared to $3,066 for the same period in 2008. At February 28, 2009, we had cash of $14,034, which will cover our costs for 1 month according to our current monthly burn rate. However, if the share exchange agreement among us, Uraltransneft Co., Ltd. and the selling shareholders of Uraltransneft (entered into on May 19, 2008 and disclosed by us in our report on Form 8-K dated May 19, 2008) successfully closes, our monthly cash requirements will increase. If the share exchange agreement successfully closes, we will need to secure additional financing to sustain the increased cash requirements resulting from our obligations under the share exchange agreement.

We expect to require approximately $7,000,000 in financing to continue our planned operation and exploration over the next year plus another $1,000,000 to cover our other operational expenses.

Our planned acquisition and exploration expenditures for oil and gas interests and properties over the next twelve months (beginning April 2009) are summarized as follows:

Description	Potential	Estimated
	completion date	Expenses
		($)
Retain a full-time engineer	June 1, 2009	400,000
and a full-time
geologist

Acquisition of Uraltransneft Co., Ltd.	June 1, 2009	6,000,000

Conduct preliminary evaluation of	July 1, 2009	600,000
potential exploration stage oil and
gas properties for acquisition

Total		7,000,000

Our other planned operational expenses for the next 12 months (beginning April 2009) are summarized as follows:

Description	Potential	Estimated
	completion date	Expenses
		($)
Select and appoint a new Board	June 1, 2009	10,000
member

Raise additional private or public	12 months	150,000
equity (legal, accounting and
marketing fees)

General and administrative	12 months	100,000
expenses

Professional fees (legal,	12 months	250,000
accounting and auditing fees)

Consultant, officer, and employee	12 months	450,000
fees

Marketing expenses	12 months	40,000

Total		1,000,000

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

Revenues

We have generated $13,957 in revenues from our 2.34% non-operating interest in the Kingfisher property since February 14, 2006 (inception) to February 28, 2009. We generated revenues of $859 for the three months ended February 28, 2009 compared to $1,165 for the three months ended February 29, 2008.

Net Loss

We incurred a net loss of $186,877 for the three months ended February 28, 2009 compared to our net loss of $104,777 for the three months ended February 29, 2008. The difference for the increase in net loss was mainly due to an increase in our general and administrative costs. Since February 14, 2006 (date of inception) to February 28, 2009, we have incurred a net loss of $1,658,307.

Expenses

Our total expenses for the three months ended February 28, 2009 were $187,736 compared to $105,942, for the same period in 2008. The increase in our expenses during 2009 was attributable to an increase in our general and administrative expenses. Our general and administrative expenses increased by $82,048 from $104,594 for the three months ended February 29, 2008 compared to $186,642 for the three months ended February 28, 2009 because of management fees.

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

Off-Balance Sheet Arrangements

As of February 28, 2009, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

We believe the following are either (i) critical accounting policies that require us to make significant estimates or assumptions in the preparation of our financial statements or (ii) other key accounting policies that generally do not require us to make estimates or assumptions but may require us to make difficult or subjective judgments:

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

Stock-based Compensation

In accordance with SFAS No. 123R “Share Based Payments,” the Company accounts for share-based payments using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable

ITEM 4. CONTROLS AND PROCEDURES

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

MASS Petroleum Inc.

Date: April 17, 2008	By:	/s/ Oleg Bilinski
Oleg Bilinski
President, Chief Executive
Officer and Director

Date: April 17, 2008	By:	/s/ Jordan Shapiro
Jordan Shapiro
Secretary, Treasurer
and Director

Date: April 17, 2008	By:	/s/ Vitaly Melnikov
Vitaly Melnikov
Chief Financial Officer,
and Director