Form 10-Q
period 2009-05-31
MASS Petroleum Inc.
filed 2009-07-20
CIK 1388982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

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

As of July 20, 2009, the registrant’s outstanding common stock consisted of 81,088,000 shares.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements of MASS Petroleum Inc. (the “Company”, “MASS”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

3

MASS Petroleum Inc.
(An Exploration Stage Company)

May 31, 2009

MASS Petroleum Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	May 31,	November 30,
	2009	2008
	$	$
	(unaudited)

ASSETS
Current Assets
Cash	8,542	45,994
Amounts receivable	–	757
Prepaid expenses (Note 8)	27,053	121,370
Total Current Assets	35,595	168,121
Property and Equipment (Note 3)	–	565
Oil and Gas Property (Note 4)	12,422	13,052
Total Assets	48,017	181,738

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	101,835	80,114
Accrued liabilities	2,130	2,655
Due to related parties (Note 7)	113,710	95,782
Loans payable (Note 6)	55,000	55,000
Total Liabilities	272,675	233,551
Commitments and Contingencies (Notes 1, 10 and 11)
Stockholders’ Deficit
Preferred stock, 20,000,000 shares authorized, $0.0001 par value;
None issued and outstanding	–	–
Common stock, 160,000,000 shares authorized, $0.0001 par value;
81,088,000 shares issued and outstanding (Note 8)	8,109	8,109
Additional paid-in capital	1,601,946	1,377,758
Donated capital (Notes 7(a)(c))	33,750	33,750
Deficit accumulated during the exploration stage	(1,868,463)	(1,471,430)
Total Stockholders’ Deficit	(224,658)	(51,813)
Total Liabilities and Stockholders’ Deficit	48,017	181,738

(The Accompanying Notes are an Integral Part of These Financial Statements)

MASS Petroleum Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

	Accumulated from	For the	For the	For the	For the
	February 14, 2006	Three months	Three months	Six months	Six months
	(Date of Inception)	Ended	Ended	Ended	Ended
	to May 31,	May 31,	May 31,	May 31,	May 31,
	2009	2009	2008	2009	2008
	$	$	$	$	$

Revenue	14,303	346	1,735	1,205	2,900

Expenses
Depletion	21,616	108	1,052	630	1,888
Depreciation	3,391	283	307	565	565
General and administrative (Note7(a)(b)(c))	1,771,806	209,740	97,359	396,382	201,953
Oil and gas production	9,260	371	589	661	843
Mineral property costs	1,693	–	–	–	–
Total Expenses	1,807,766	210,502	99,307	398,238	205,249
Net Loss Before Other Items	(1,793,463)	(210,156)	(97,572)	(397,033)	(202,349)
Provision for loan receivable	(75,000)	–	–	–	–
Net Loss	(1,868,463)	(210,156)	(97,572)	(397,033)	(202,349)

Net Loss Per Share – Basic and Diluted		–	–	–	–

Weighted Average Shares Outstanding		81,088,000	81,088,000	81,088,000	81,088,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

MASS Petroleum Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	For the	For the
	Six months	Six months
	Ended	Ended
	May 31,	May 31,
	2009	2008
	$	$

Operating Activities

Net loss	(397,033)	(202,349)

Adjustments to reconcile net loss to net cash used in operating activities:
Depletion	630	1,888
Depreciation	565	565
Donated services and rent	–	7,500
Stock-based compensation	313,941	107,816

Changes in operating assets and liabilities
Amounts receivable	757	107
Prepaid expenses	4,564	–
Accounts payable	21,722	(8,784)
Accrued liabilities	(526)	6,556
Due to related parties	17,928	1,196

Net Cash Used In Operating Activities	(37,452)	(85,505)

Decrease in Cash	(37,452)	(85,505)

Cash - Beginning of Period	45,994	229,288

Cash - End of Period	8,542	143,783

Supplemental Disclosures

Interest paid	–	–
Income taxes paid	–	–

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at May 31, 2009, the Company has a working capital deficit of $237,080, has not generated significant revenue and has accumulated losses totaling $1,868,463 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is November 30.

b)	Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the valuation of long-lived assets and oil and gas properties, stock- based compensation and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2009 and February 29, 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The Company’s financial instruments consist principally of cash, prepaid expenses, accounts payable, amounts due to related parties, and loans payable. Pursuant to SFAS No. 157, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk- management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

MASS Petroleum Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	p)	Recent Accounting Pronouncements (continued)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective on November 15, 2008. The adoption of this statement did not have a material effect on the Company’s financial statements.

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

3.	Property and Equipment

			May 31,	November 30,
			2009	2008
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Computer hardware	3,391	3,391	–	565

MASS Petroleum Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(unaudited)

4.	Oil and Gas Property

	May 31,	November 30,
	2009	2008
	Net Carrying	Net Carrying
	Value	Value
	$	$

Proved Properties, Oklahoma

Acquisition Costs	34,038	34,038
Depletion	(21,616)	(20,986)

Net Carrying Value	12,422	13,052

On August 1, 2006, the Company acquired a 2.34% non operating interest in three oil and gas wells located in Oklahoma for $34,038.

5.	Loan Receivable

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

a)

During the six month period ended May 31, 2009, the Company recognized $nil (2008 - $4,500) for donated services at $750 per month provided by the former President of the Company. Refer also to note 7(b).

b)

On June 9, 2008, the Company entered into a consulting agreement with the CFO of the Company and agreed to pay Cdn$3,000 per month and issue 500,000 stock options to purchase 500,000 common shares at an exercise price of $1.50 per share. On March 24, 2009, the Company entered into an option amendment agreement to re-price the exercise price of the options from $1.50 per share to $0.50 per share. The agreement also extended the term of the 500,000 stock options to June 5, 2013. Refer to note 9. During the six month period ended May 31, 2009, the Company recorded $14,742 in management fees.

c)

During the six month period ended May 31, 2009, the Company recognized $nil (2008 - $3,000) of donated rent at $500 per month for office premises provided by the former CFO of the Company. During the six month period ended May 31, 2009, the Company paid $7,375 of rent expense to an unrelated party.

d)

As at May 31, 2009, the Company is indebted to the CFO of the Company for $19,429 (Cdn$21,211) (November 30, 2008 - $5,014), representing $19,236 in management fees owed and $193 in expenditures paid for on behalf of the Company. The amount due is non-interest bearing, unsecured and due on demand.

MASS Petroleum Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(unaudited)

7.	Related Party Transactions (continued)

e)

On July 3, 2008, the Company entered into a loan agreement with a company controlled by a director of the Company for $50,000 which is due on January 31, 2009, or within seven days of the Company completing a $1,500,000 financing, is unsecured, and bears interest at 5% per annum. The loan has further been extended for another year, due one January 31, 2010. As at May 31, 2009, the Company is also indebted to this company for $2,996 (November 30, 2008 - $1,668), which is non-interest bearing, unsecured and due on demand

f)

On October 8, 2008, the Company entered into a loan agreement with a director of the Company for $30,000 which is due on October 1, 2009 or within seven days of the Company completing a financing in excess of $800,000, is unsecured and bears interest at 5% per annum. As at May 31, 2009, the Company is also indebted to this director for $11,285 (November 30, 2008 - $9,100), representing expenditures paid on behalf of the Company. These amounts is unsecured, non-interest bearing and due on demand.

8.	Common Stock

On July 24, 2007, the Company issued 4,000,000 shares of common stock at a fair value of $360,000 to a consultant for services to be provided over a two year period. As at May 31, 2009, $26,137 (November 30, 2008 - $115,890) is included in prepaid expenses and will be recognized over the remaining term of the consulting agreement.

9.	Stock Options

On June 9, 2008, the Company granted 500,000 stock options to the CFO with an exercise price of $1.50 per share. The stock options will vest at the rate of 125,000 options on December 6, 2008, June 6, 2009, December 6, 2009, and June 6, 2010. The stock options will be exercisable until the earlier of two years following their respective vesting dates or upon termination of the agreement. However, if during the term of the agreement any third party who is not affiliated with the Company as of the date of the agreement assumes control of the Company or acquires substantially all of the Company’s assets, all 500,000 stock options will vest immediately and may be exercised for a period of ninety days following the effective date of such change of control or disposition of assets. The fair value of these stock options was estimated at the date of grant using the Black-Scholes option-pricing model assuming an expected life of 3.25 year, a risk-free rate of 3.28%, an expected volatility of 96%, and a 0% dividend yield. The weighted average fair value of stock options granted was $1.39 per share.

On March 24, 2009, the Company entered into an option amendment agreement to re-price the exercise price of 500,000 stock options from $1.50 per share to $0.50 per share. The option amendment agreement also extended the term of the 500,000 stock options to June 5, 2013. In accordance with SFAS No. 123R, modifications to the terms of an award are treated as an exchange of the original award for a new award. Incremental interest expense is measured as the excess, if any, of the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date. During the six month period ended May 31, 2009, the Company recognized an incremental compensation cost of $29,195 for these modified stock options.

As at May 31, 2009, there were 375,000 unvested stock options. During the six month period ended May 31, 2009, the Company recorded stock-based compensation of $223,812, including the incremental compensation cost of $29,195 resulting from the amendment, as general and administrative expense.

A summary of the Company’s stock option activity is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price*	Contractual	Value
	Options	$	Life (years)	$

Outstanding, November 30, 2008	500,000	1.50
Granted	-	-
Forfeited	-	-

Outstanding, May 31, 2009	500,000	0.50*	4.02	225,000

Exercisable, May 31, 2009	125,000	0.50*	4.02	63,750

*May 31, 2009 weighted average exercise price was revised pursuant to the March 24, 2009 option amendment agreement

MASS Petroleum Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(unaudited)

9.	Stock Options (continued)

A summary of the status of the Company’s non-vested stock options as of May 31, 2009, and changes during the six month period ended May 31, 2009, is presented below:

		Weighted
		Average
	Number of	Fair Value*
Non-vested options	Options	$

Non-vested at November 30, 2008	500,000	1.39

Vested	(125,000)	1.39

Non-vested at May 31, 2009	375,000	1.49*

*May 31, 2009 weighted average fair value was revised pursuant to the March 24, 2009 option amendment agreement As at May 31, 2009, there was $172,508 of unrecognized compensation costs related to non-vested share-based compensation, which is expected to be recognized over a weighted average period of 4.02 years.

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

As at May 31, 2009, management believes that the closing of this transaction is uncertain.

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

12.	Subsequent Events

	a)	On July 6, 2009, the Company entered into a loan agreement with an unrelated party of the Company for $7,500 which is due on July 15, 2010 or within seven days of the Company completing a financing in excess of $800,000, is unsecured and bears interest at 5% per annum.

b)

 On July 14, 2009, the Company entered into a loan agreement with an unrelated party of the Company for $15,000 which is due on July 15, 2010 or within seven days of the Company completing a financing in excess of $800,000, is unsecured and bears interest at 5% per annum.

c)

On July 17, 2009, the Company entered into a loan agreement with an unrelated party of the Company for $5,000 which is due on July 15, 2010 or within seven days of the Company completing a financing in excess of $800,000, is unsecured and bears interest at 5% per annum.

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

We have incurred losses since our inception. We rely upon the sale of our securities to fund our operations. We have generated limited revenues of $14,303 from our 2.34% non-operated interest in three operating wells in Kingfisher County, Oklahoma since our inception to May 31, 2009.

We intend to build our business through the acquisition of producing and exploration stage oil and natural gas wells, interests and leases. Our strategy is to combine the secure and reliable revenue source of operated and non-operated interests from producing oil wells with the higher risk development of oil and gas exploration projects. For the next 12 months (beginning August 2009), we plan to purchase additional operated and non-operated interests in producing oil and natural gas properties, to acquire additional exploration stage properties and carry out an exploration program on the acquired properties. We are not involved in any bankruptcy, receivership or similar proceedings.

Liquidity and Capital Resources

As of May 31, 2009, we had cash of $8,542 and a working capital deficit of $237,080. Our accumulated deficit from inception to May 31, 2009 was $1,868,463. Our net loss of $397,033 for the six months ended May 31, 2009 was mostly funded by funds raised from equity financing since inception. However, for the six months ended May 31, 2009, we did not raise any funds through the sale of our equities nor did we raise any funds through equity financing during the same period in 2008. During the six months ended May 31, 2009 our cash position decreased by $37,452.

We used net cash of $37,452 in operating activities for the six months ended May 31, 2009 compared to net cash of $85,505 used in operating activities for the same period in 2008. This decrease in cash used in operating activities was mainly due to higher non cash stock based compensation expense.

During the six months ended May 31, 2009 our monthly cash requirement was $6,242 compared to $14,251 for the same period in 2008. At May 31, 2009, we had cash of $8,542, which will cover our costs for 1 month according to our current monthly burn rate. However, if the share exchange agreement among us, Uraltransneft Co., Ltd. and the selling shareholders of Uraltransneft (entered into on May 19, 2008 and disclosed by us in our report on Form 8-K dated May 19, 2008) successfully closes, our monthly cash requirements will increase. If the share exchange agreement successfully closes, we will need to secure additional financing to sustain the increased cash requirements resulting from our obligations under the share exchange agreement.

We expect to require approximately $7,000,000 in financing to continue our planned operation and exploration over the next year plus another $1,000,000 to cover our other operational expenses.

Our planned acquisition and exploration expenditures for oil and gas interests and properties over the next twelve months (beginning August 2009) are summarized as follows:

Description	Potential completion date	Estimated Expenses ($)
Retain a full-time engineer	September 1, 2009	400,000
and a full-time
geologist

Acquisition of Uraltransneft Co., Ltd.	September 1, 2009	6,000,000

Conduct preliminary evaluation of	September 1, 2009	600,000
potential exploration stage oil and
gas properties for acquisition

Total		7,000,000

Our other planned operational expenses for the next 12 months (beginning August 2009) are summarized as follows:

Description	Potential completion date	Estimated Expenses ($)
Select and appoint a new Board	August 1, 2009	10,000
member

Raise additional private or public	12 months	150,000
equity (legal, accounting and
marketing fees)

General and administrative	12 months	100,000
expenses

Professional fees (legal,	12 months	250,000
accounting and auditing fees)

Consultant, officer, and employee	12 months	450,000
fees

Marketing expenses	12 months	40,000

Total		1,000,000

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

Revenues

We have generated $14,303 in revenues from our 2.34% non-operating interest in the Kingfisher property since February 14, 2006 (inception) to May 31, 2009. We generated revenues of $1,205 for the six months ended May 31, 2009 compared to $2,900 for the six months ended May 31, 2008.

Net Loss

We incurred a net loss of $397,033 for the six months ended May 31, 2009 compared to our net loss of $202,349 for the six months ended May 31, 2008. The decrease in net loss was mainly due to a decrease in our general and administrative costs. Since February 14, 2006 (date of inception) to May 31, 2009, we have incurred a net loss of $1,868,463.

Expenses

Our total expenses for the six months ended May 31, 2009 were $397,033 compared to $202,349, for the same period in 2008. The increase in our expenses during 2009 was attributable to an increase in our general and administrative expenses. Our general and administrative expenses increased by $194,429 from $201,953 for the six months ended May 31, 2008 compared to $396,382 for the six months ended May 31, 2009 because of higher stock based compensation. Our general and administrative expenses consist of professional fees, management and consulting fees, stock based compensation, bank charges, travel, meals and entertainment, rent, office maintenance, communications (cellular, internet, fax and telephone), courier, postage costs and office supplies.

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

Off-Balance Sheet Arrangements

As of May 31, 2009, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

MASS PETROLEUM INC.

Date: July 20, 2009	By:	/s/ Jordan Shapiro
Jordan Shapiro
Secretary, Treasurer
and Director

Date: July 20, 2009	By:	/s/ Vitaly Melnikov
Vitaly Melnikov
Chief Financial Officer
and Director