Form 10-Q
period 2009-08-31
MASS Petroleum Inc.
filed 2009-10-20
CIK 1388982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

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

As of October 19, 2009, the registrant’s outstanding common stock consisted of 81,088,000 shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements of MASS Petroleum Inc. (the “Company”, “MASS”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

MASS Petroleum Inc.

(An Exploration Stage Company)

August 31, 2009

MASS Petroleum Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	August 31,	November 30,
	2009	2008
	$	$
	(unaudited)

ASSETS
Current Assets
Cash	5,293	45,994
Amounts receivable	2,744	757
Prepaid expenses	917	121,370
Total Current Assets	8,954	168,121
Property and Equipment (Note 3)	–	565
Oil and Gas Property (Note 4)	12,079	13,052
Total Assets	21,033	181,738

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	93,504	80,114
Accrued liabilities	2,705	2,655
Due to related parties (Note 7)	121,467	95,782
Loans payable (Note 6)	82,500	55,000
Total Liabilities	300,176	233,551
Commitments and Contingencies (Notes 1, 9 and 10)
Stockholders’ Deficit
Preferred stock, 20,000,000 shares authorized, $0.0001 par value;
None issued and outstanding	–	–
Common stock, 160,000,000 shares authorized, $0.0001 par value;
81,088,000 shares issued and outstanding (Note 8)	8,109	8,109
Additional paid-in capital	1,664,228	1,377,758
Donated capital	33,750	33,750
Deficit accumulated during the exploration stage	(1,985,230)	(1,471,430)
Total Stockholders’ Deficit	(279,143)	(51,813)
Total Liabilities and Stockholders’ Deficit	21,033	181,738

(The Accompanying Notes are an Integral Part of These Financial Statements)

MASS Petroleum Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

	Accumulated from	For the	For the	For the	For the
	February 14, 2006	Three months	Three months	Nine months	Nine months
	(Date of Inception)	Ended	Ended	Ended	Ended
	to August 31,	August 31,	August 31,	August 31,	August 31,
	2009	2009	2008	2009	2008
	$	$	$	$	$

Revenue	14,958	655	2,216	1,860	5,116

Expenses
Depletion	21,959	343	1,686	973	3,574
Depreciation	3,391	–	283	565	848
General and administrative (Note7)	1,888,603	116,797	359,059	513,179	561,012
Oil and gas production	9,542	282	379	943	1,222
Mineral property costs	1,693	–	1,289	–	1,289
Total Expenses	1,925,188	117,422	362,696	515,660	567,945
Net Loss Before Other Items	(1,910,230)	(116,767)	(360,480)	(513,800)	(562,829)
Provision for loan receivable	(75,000)	–	–	–	–
Net Loss	(1,985,230)	(116,767)	(360,480)	(513,800)	(562,829)

Net Loss Per Share – Basic and Diluted		–	–	(0.01)	(0.01)

Weighted Average Shares Outstanding		81,088,000	81,088,000	81,088,000	81,088,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

MASS Petroleum Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	For the	For the
	Nine months	Nine months
	Ended	Ended
	August 31,	August 31,
	2009	2008
	$	$

Operating Activities

Net loss	(513,800)	(562,829)

Adjustments to reconcile net loss to net cash used in operating activities:
Depletion	973	3,574
Depreciation	565	848
Donated services and rent	–	7,500
Stock-based compensation	402,360	297,080

Changes in operating assets and liabilities
Amounts receivable	(1,987)	(450)
Prepaid expenses	4,563	(13,044)
Accounts payable	13,390	18,100
Accrued liabilities	50	58,891
Due to related parties	25,685	18,192

Net Cash Used In Operating Activities	(68,201)	(172,138)

Investing Activities

Loan receivable	–	(75,000)

Net Cash Used in Investing Activities	–	(75,000)
Financing Activities

Deferred financing costs	–	(17,500)
Proceeds from loan payable	27,500	25,000
Proceeds from related party loan	–	50,000

Net Cash Provided by Financing Activities	27,500	57,500

Decrease in Cash	(40,701)	(189,638)

Cash - Beginning of Period	45,994	229,288

Cash - End of Period	5,293	39,650

Supplemental Disclosures

Interest paid		–
Income taxes paid		–

(The Accompanying Notes are an Integral Part of These Financial Statements)

MASS Petroleum Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(unaudited)

1.	Nature of Operations and Continuance of Business

The Company was incorporated in the State of Nevada on February 14, 2006 under the name XTOL Energy Inc. On October 11, 2008, the Company changed its name to LAUD Resources Inc. On June 23, 2008, the Company changed its name from LAUD Resources Inc. to MASS Petroleum Inc. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting for Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of oil and gas properties located in the United States.

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31, 2009, the Company has a working capital deficit of $291,222, has not generated significant revenue and has accumulated losses totaling $1,985,230 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2009 and 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

	l)	Financial Instruments and Fair Value Measures

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

The Company’s financial instruments consist principally of cash, accounts payable, amounts due to related parties, and loans payable. Pursuant to SFAS No. 157, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

MASS Petroleum Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	l)	Financial Instruments and Fair Value Measures (continued)

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

	p)	Deferred Financing Costs

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

	q)	Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission “SEC” under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 30, 2009. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

MASS Petroleum Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	q)	Recent Accounting Pronouncements (continued)

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. The objective of this statement is to improve financial reporting by enterprises involved with variable interest entities. This statement addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, “Accounting for Transfers of Financial Assets”, and (2) concern about the application of certain key provisions of FASB Interpretation No. 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB No. 140”. The object of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This statement addresses (1) practices that have developed since the issuance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, that are not consistent with the original intent and key requirements of that statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. SFAS No. 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. The disclosure provisions of this statement should be applied to transfers that occurred both before and after the effective date of this statement. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

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

MASS Petroleum Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	q)	Recent Accounting Pronouncements (continued)

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

In December 2008, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2008, the FASB issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

3.	Property and Equipment

			August 31,	November 30,
			2009	2008
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Computer hardware	3,391	3,391	–	565

4.	Oil and Gas Property

	August 31,	November 30,
	2009	2008
	Net Carrying	Net Carrying
	Value	Value
	$	$

Proved Properties, Oklahoma

Acquisition Costs	34,038	34,038
Depletion	(21,959)	(20,986)

Net Carrying Value	12,079	13,052

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

c)

On July 6, 2009, the Company entered into a loan agreement for $7,500 which is payable on July 15, 2010 or within seven days of the Company completing a financing in excess of $800,000. The amount is unsecured and bears interest at 5% per annum.

d)

On July 14, 2009, the Company entered into a loan agreement for $15,000 which is payable on July 15, 2010 or within seven days of the Company completing a financing in excess of $800,000. The amount is unsecured and bears interest at 5% per annum.

e)

On July 17, 2009, the Company entered into a loan agreement for $5,000 which is payable on July 15, 2010 or within seven days of the Company completing a financing in excess of $800,000. The amount is unsecured and bears interest at 5% per annum.

7.	Related Party Transactions

a)

During the nine month period ended August 31, 2009, the Company recognized $nil (2008 - $4,500) for donated services at $750 per month provided by the former President of the Company. Refer also to note 7(b).

b)

On June 9, 2008, the Company entered into a consulting agreement with the CFO of the Company and agreed to pay Cdn$3,000 per month and issue 500,000 stock options to purchase 500,000 common shares at an exercise price of $1.50 per share. On March 24, 2009, the Company entered into an option amendment agreement to re-price the exercise price of the options from $1.50 per share to $0.50 per share. The agreement also extended the term of the 500,000 stock options to June 5, 2013. Refer to note 9. During the nine month period ended August 31, 2009, the Company recorded $22,834 in management fees (2008 - $10,338).

c)

During the nine month period ended August 31, 2009, the Company recognized $nil (2008 - $3,077) of donated rent at $500 per month for office premises provided by the former CFO of the Company. During the nine month period ended August 31, 2009, the Company paid $11,808 of rent expense to an unrelated party (2008 - $nil).

d)

As at August 31, 2009, the Company is indebted to the CFO of the Company for $24,483 (Cdn$26,711) (November 30, 2008 - $5,014), representing $24,290 in management fees owed and $193 in expenditures paid for on behalf of the Company. The amount due is non- interest bearing, unsecured and due on demand.

e)

On July 3, 2008, the Company entered into a loan agreement with a company controlled by a director of the Company for $50,000 which is due on January 31, 2009, or within seven days of the Company completing a $1,500,000 financing, is unsecured, and bears interest at 5% per annum. The loan has further been extended for another year, due one January 31, 2010. As at August 31, 2009, the Company is also indebted to this company for $3,626 (November 30, 2008 - $1,668), which is non-interest bearing, unsecured and due on demand.

MASS Petroleum Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(unaudited)

7.	Related Party Transactions (continued)

f)

On October 8, 2008, the Company entered into a loan agreement with a director of the Company for $30,000 which is due on October 1, 2009 or within seven days of the Company completing a financing in excess of $800,000, is unsecured and bears interest at 5% per annum. As at August 31, 2009, the Company is also indebted to this director for $13,358 (November 30, 2008 - $9,100), representing expenditures paid on behalf of the Company. These amounts is unsecured, non-interest bearing and due on demand.

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

On March 24, 2009, the Company entered into an option amendment agreement to re-price the exercise price of 500,000 stock options from $1.50 per share to $0.50 per share. The option amendment agreement also extended the term of the 500,000 stock options to June 5, 2013. In accordance with SFAS No. 123R, modifications to the terms of an award are treated as an exchange of the original award for a new award. Incremental interest expense is measured as the excess, if any, of the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date. During the nine month period ended August 31, 2009, the Company recognized an incremental compensation cost of $37,293 for these modified stock options.

As at August 31, 2009, there were 250,000 unvested stock options. During the nine month period ended August 31, 2009, the Company recorded stock-based compensation of $286,094, including the incremental compensation cost of $37,293 resulting from the amendment, as general and administrative expense.

A summary of the Company’s stock option activity is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price*	Contractual	Value
	Options	$	Life (years)	$

Outstanding, November 30, 2008	500,000	1.50
Granted	-	-

Forfeited	-	-

Outstanding, August 31, 2009	500,000	0.50*	3.77	5,000

Exercisable, August 31, 2009	250,000	0.50*	3.77	2,500

*August 31, 2009 weighted average exercise price was revised pursuant to the March 24, 2009 option amendment agreement

MASS Petroleum Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(unaudited)

8.	Stock Options (continued)

A summary of the status of the Company’s non-vested stock options as of August 31, 2009, and changes during the nine month period ended August 31, 2009, is presented below:

		Weighted
		Average
	Number of	Fair Value*
Non-vested options	Options	$

Non-vested at November 30, 2008	500,000	1.39

Vested	(250,000)	1.39

Non-vested at August 31, 2009	250,000	1.39*

*August 31, 2009 weighted average fair value was revised pursuant to the March 24, 2009 option amendment agreement

As at August 31, 2009, there was $110,226 of unrecognized compensation costs related to non-vested share-based compensation, which is expected to be recognized over a weighted average period of 0.76 years.

9.	Share Exchange Agreement

On May 19, 2008, the Company entered into a share exchange agreement and addendum (collectively the “Agreement”) with Uraltransneft Co. Ltd. (“Uraltransneft”), a Russia corporation, and its selling shareholders. Uraltransneft is based in Perm, Russia, where it holds a crude oil and gas production license, and is engaged in the businesses of oil exploration, extraction, processing, distribution, transportation and related services. Pursuant to the Agreement the Company will issue 41,100,000 shares of common stock to the selling shareholders in exchange for all outstanding shares of Uraltransneft. Closing of the Agreement will result in Uraltransneft becoming a wholly owned subsidiary of the Company. Additionally, the three selling shareholders of Uraltransneft will each hold approximately 13,700,000 common shares (the equivalent of 16.8%) of the Company’s issued and outstanding common stock. The Company has shifted its focus from Russia to North America to take advantage of stable low to medium risk opportunities that have emerged due to current economic conditions and as at August 31, 2009, the agreement with Uraltransneft has been terminated.

10.	Commitments

a)

On August 5, 2009, the Company entered into a non-binding Letter of Intent with Guardian Exploration Inc. (“Guardian”) whereby the Company will purchase Guardian’s working interest in the Girouxville Project. The Girouxville Project consists of a high working interest in three light oil wells. The project is located in Alberta and is surrounded by other producing oil companies. The preliminary terms are that the Company will acquire 100% of Guardian’s working interest for a total price of Cdn$3,350,000, comprised of Cdn$2,000,000 cash and 2,700,000 shares of the Company’s common stock. The transaction was scheduled to close before September 30, 2009, but is subject to the Company’s due diligence investigation and also the negotiation of a final, formal contract.

b)

On August 19, 2008, the Company entered into an agreement with Gryphon Trade and Finance, LLC for financial advisory services in connection with the equity raising and/or senior debt financing. Pursuant to the agreement, the Company agreed to pay (a) $17,500 (paid) within three business days upon signing of the agreement, (b) an additional payment of $17,500 within ten business days of accepting a funding proposal in the amount of at least $83,000,000, (c) 3% of the amount of the senior debt capital raised and (d) 5% of the amount of the equity capital raised. As at August 31, 2009, the agreement has been terminated.

MASS Petroleum Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(unaudited)

11.	Subsequent Events

Effective this quarter, the Company implemented SFAS No. 165, “Subsequent Events” (“SFAS 165”). This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after August 31, 2009 up through October 20, 2009, the date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events other than as disclosed below:

a)	The Company received cash advances of $20,000 from a shareholder, which are unsecured, non-interest bearing and has no repayment terms. The advances were provided for working capital purposes.

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

Business Overview

MASS Petroleum Inc. (“MASS”, “we”, “us”) is a start up oil and gas exploration company. We were incorporated in the State of Nevada on February 14, 2006, under the name of XTOL Energy Inc. We operated under this name until October 10, 2008 at which time we changed our name to LAUD Resources Inc. On June 23, 2008 we changed our name to MASS Petroleum Inc. and on July 11, 2008, the new symbol for the quotation of our common stock on the Over the Counter Bulletin board became “MASP.OB”. We do not have any subsidiaries. Our principal office is located at Suite 507 – 700 West Pender Street, Vancouver, British Columbia, V6C 1G8. Our telephone number is (604) 688-6380. Our fiscal year end is November 30.

We have incurred losses since our inception. We rely upon the sale of our securities to fund our operations. We have generated limited revenues of $14,958 from our 2.34% non-operated interest in three operating wells in Kingfisher County, Oklahoma since our inception to August 31, 2009.

We intend to build our business through the acquisition of producing and exploration stage oil and natural gas wells, interests and leases. Our strategy is to combine the secure and reliable revenue source of operated and non-operated interests from producing oil wells with the higher risk development of oil and gas exploration projects. For the next 12 months (beginning November 2009), we plan to purchase additional operated and non-operated interests in producing oil and natural gas properties, to acquire additional exploration stage properties and carry out an exploration program on the acquired properties. We are not involved in any bankruptcy, receivership or similar proceedings.

As of August 31, 2009, we terminated the share exchange agreement and addendum that we entered into with Uraltransneft Co., Ltd. and the selling shareholders of Uraltransneft (entered into on May 19, 2008 and disclosed by us in our report on Form 8-K dated May 19, 2008). Our management has decided to shift our focus from Russia to North America to take advantage of stable low to medium risk opportunities that have emerged due to current economic conditions. We have no further obligations or liabilities pursuant to this transaction.

As previously disclosed on our Form 8-K dated August 5, 2009, we entered into a non-binding Letter of Intent with Guardian Exploration Inc. (“Guardian”) whereby we would purchase Guardian’s working interest in the Girouxville Project. The Girouxville Project consists of a high working interest in three light oil wells. The project is located in Alberta and is surrounded by other producing oil companies. The preliminary terms are that we will acquire 100% of Guardian’s working interest for a total price of CAD $3,350,000, comprised of CAD $2,000,000 cash and 2,700,000 shares of our common stock. The transaction was scheduled to close before September 30, 2009, but is subject to our due diligence investigation and also the negotiation of a final, formal contract. We are currently still conducting our due diligence on this project.

Liquidity and Capital Resources

As of August 31, 2009, we had cash of $5,293 and a working capital deficit of $291,222. Our accumulated deficit from inception to August 31, 2009 was $1,985,230. Our net loss of $513,800 for the nine months ended August 31, 2009 was mostly funded by funds raised from equity financing since inception and from loans. During the nine months ended August 31, 2009, we did not raise any funds through the sale of our equities compared to $nil provided through equity financing during the same period in 2008. During the nine months ended August 31, 2009 our cash position decreased by $40,701.

We used net cash of $68,201 in operating activities for the nine months ended August 31, 2009 compared to net cash of $172,138 used in operating activities for the same period in 2008. This decrease in cash used in operating activities was mainly due to less accrued liabilities and higher stock-based compensation.

During the nine months ended August 31, 2009 our monthly cash requirement was $7,578 compared to $19,126 for the same period in 2008. At August 31, 2009, we had cash of $5,293, which will cover our costs for less than 1 month according to our current monthly burn rate.

We expect to require approximately $1,000,000 in financing to continue our planned operation and exploration over the next year plus another $1,000,000 to cover our other operational expenses.

Our planned acquisition and exploration expenditures for oil and gas interests and properties over the next twelve months (beginning November 2009) are summarized as follows:

Description	Potential completion date	Estimated Expenses ($)
Retain a full-time engineer and a full-time Geologist	February 1, 2010	400,000
Conduct preliminary evaluation of potential exploration stage oil and gas properties for acquisition	April 1, 2010	600,000
Total		1,000,000

Our other planned operational expenses for the next 12 months (beginning November 2009) are summarized as follows:

Description	Potential completion date	Estimated Expenses ($)
Select and appoint a new Board member	February 1, 2010	10,000
Raise additional private or public equity (legal, accounting and marketing fees)	12 months	150,000
General and administrative expenses	12 months	100,000
Professional fees (legal, accounting and auditing fees)	12 months	250,000
Consultant, officer, and employee fees	12 months	450,000
Marketing expenses	12 months	40,000
Total		1,000,000

We intend to raise the $2,000,000 to fund our operations for the next 12 months from private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer) within the next few months. If we are unsuccessful in raising enough money through future capital raising efforts, we may review other financing possibilities such as bank loans. At this time we do not have any commitments from any broker-dealer to provide us with financing.

There is no assurance that any financing will be available or if available, on terms that will be acceptable to us. We also may need additional financing to carry out our business plan.

Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan, and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we cannot raise at least $2,000,000 we will have to significantly reduce our spending, delay or cancel planned activities or substantially change our current corporate structure. In such an event, we intend to implement expense reduction plans in a timely manner. However, these actions would have material adverse effects on our business, revenues, operating results, and prospects, resulting in a possible failure of our business. We may need to obtain additional financing which may not be available, which could cause us to cease operations.

Results of Operations

We began to earn nominal revenues in February 2008 from our non-operated working interests in three producing wells. We plan to purchase additional non-operated and operated working interests in existing oil and gas leases.

Revenues

We have generated $14,958 in revenues from our 2.34% non-operating interest in the Kingfisher property since February 14, 2006 (inception) to August 31, 2009. We generated revenues of $1,860 for the nine months ended August 31, 2009 compared to $5,116 for the nine months ended August 31, 2008. We generated revenues of $655 for the three months ended August 31, 2009 and $2,216 for the three months ended August 31, 2008.

Net Loss

We incurred a net loss of $513,800 for the nine months ended August 31, 2009 compared to our net loss of $562,829 for the nine months ended August 31, 2008. The difference for the decrease in net loss was less general and administrative expenses. We incurred net loss of $116,767 for the three months ended August 31, 2009 and $360,480 for the three months ended August 31, 2008. Since February 14, 2006 (date of inception) to August 31, 2009, we have incurred a net loss of $1,985,230.

Expenses

Our total expenses for the nine months ended August 31, 2009 were $515,660 compared to $567,945, for the same period in 2008. Our total expenses were $117,422 for the three months ended August 31, 2009 and $362,696 for the three months ended August 31, 2008. The decrease in our expenses during 2009 was attributable to less general and administrative expenses. Our general and administrative expenses decreased by $242,262 from $359,059 for the three months ended August 31, 2008 compared to $116,797 for the three months ended August 31, 2009 because of stock based compensation. Our general and administrative expenses were $513,179 for the nine months ended August 31, 2009 compared to $561,012 for the same period in 2008.

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

Off-Balance Sheet Arrangements

As of August 31, 2009, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 4. CONTROLS AND PROCEDURES

N/A

ITEM 4T. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Gary Chayko, our Chief Executive Officer and Vitaly Melnikov, our Chief Financial Officer evaluated our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of a date within 90 days before the filing date of this report and has concluded that as of the evaluation date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

As of August 31, 2009, we terminated the share exchange agreement and addendum that we entered into with Uraltransneft Co., Ltd. and the selling shareholders of Uraltransneft (entered into on May 19, 2008 and disclosed by us in our report on Form 8-K dated May 19, 2008). Our management has decided to shift our focus from Russia to North America to take advantage of stable low to medium risk opportunities that have emerged due to current economic conditions. We have no further obligations or liabilities pursuant to this transaction.

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

Date: October 20, 2009	By:	/s/ Gary Chayko
Gary Chayko
President, Chief Executive
Officer and Director

Date: October 20, 2009	By:	/s/ Jordan Shapiro
Jordan Shapiro
Secretary, Treasurer
and Director

Date: October 20, 2009	By:	/s/ Vitaly Melnikov
Vitaly Melnikov
Chief Financial Officer
and Director