Form 10-K
period 2009-11-30
MASS Petroleum Inc.
filed 2010-03-16
CIK 1388982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2009

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

(604) 688 6380

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐            Accelerated filer ☐         Non-accelerated filer ☐        Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐    No ☑

Aggregate market value of the voting and non-voting stock of the registrant held by non-affiliates of the registrant as of May 31, 2009: $96,992,522 (Non-affiliate holdings of  96,032,200 common shares, closing price of $1.01).

As of March 16, 2010 the registrant’s outstanding stock consisted of 135,748,000 common shares.

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

We have incurred losses since our inception. We rely upon the sale of our securities to fund our operations. We have generated limited revenues of $15,776 from our 2.34% non operated interest in three operating wells in Oklahoma from the time we acquired our interest on August 1, 2006 to November 30, 2009.

We intend to build our business through the acquisition of producing and exploration stage oil and natural gas wells, interests and leases.  Our strategy is to combine the secure and reliable revenue source of operated and non-operated interest from producing oil wells with the higher risk development of oil and gas exploration projects.  For the next twelve months (beginning April 2010), we plan to purchase additional operated and non-operated interests in producing oil and natural gas properties, to acquire additional development stage exploration properties and to carry out an exploration program on the acquired properties.  We are not involved in any bankruptcy, receivership or similar proceedings.

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

Future Oil and Gas Interests

We are currently actively searching for oil and gas leases or interests in leases in small and medium-sized oil and natural gas production companies and properties.  For our initial acquisitions, we are looking for low risk property interests. During the 12 months beginning April 2010, we intend to include in our portfolio additional non-operated interests in producing wells as well as an exploration interest in a development stage oil and gas property.  As we continue the development of our portfolio of interests, we will be looking for properties and interests that have the following qualities:

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

Subsidiaries

On January 24, 2008 we incorporated APIC Resources, Inc. as our wholly owned subsidiary.  On February 5, 2008 we issued a dividend of $0.000001 to each of our 135,748,000 common shares outstanding as of February 5, 2008.  We satisfied this dividend by arranging APIC Resources, Inc. to issue one share of their common stock for every $0.0001 of dividend declared.  This effectively became an issuance of one APIC Resources, Inc. share for every 100 shares of our stock held by our shareholders at February 5, 2008.  These shares were issued without a prospectus in reliance on Regulation S and pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933.  In conjunction with this arrangement we cancelled our 100 shares in APIC Resources, Inc. and as of February 5, 2008, we no longer owned any shares in APIC Resources, Inc.

As of March 16, 2010 we do not have any subsidiaries.

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

Regarding our current non-operated interest, we are responsible for a 2.34% share of the costs of (1) any claims arising from the production and sale of hydrocarbons from the interest after August 1, 2006, which is the date we acquired our 2.34% interest in the three wells in Oklahoma; (2) any governmental request or requirement to plug, re-plug or abandon any wells, status or classification, or take any clean up or other actions with respect to our interest; and (3) any claims for personal injury, death, damage to property or damage to the environment arising directly or indirectly from the use, occupation, operation, maintenance or abandonment of our interest. As at November 30, 2009 we have not incurred any such costs.

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

Employees and Consultants

As of November 30, 2009, we did not have any full time or part time employees. Our Chief Executive Officer and our Chief Financial Officer work as part time consultants in the areas of business development and management; each contributing approximately 15% of their time to us.  Our Secretary is also involved in our operations and devotes approximately 15% of his time to us.  We currently engage independent contractors in the areas of accounting, geologist services, legal, auditing services, investment banking and corporate development.

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

During the first six months of 2007, these wells produced a combined average of approximately 130 thousand cubic feet of gas per day and 1.2 barrels of oil per day. The 2.34% interest generated an average monthly income of approximately $515 per month during the past five years.  We received revenues of $15,776 from our 2.34% interest from February 2007 to November 30, 2009.

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

We have an executive office located at Suite 507-700 West Pender Street, Vancouver, British Columbia, Canada, V6C 1G8. During the year ended November 30, 2009, we recognized $nil (2008 - $3,000) of donated rent at $500 per month for office premises provided by our former CFO. During the year ended November 30, 2009, we paid $16,260 of rent expense to an unrelated party.

Item 3. Legal Proceedings

We know of no material pending or active legal proceedings to which we are a party or concerning any of our properties. We are not aware of any legal proceedings contemplated by any governmental authority against us.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

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

The following table shows the high and low bid quotations of our common shares on the OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High ($)	Low ($)
December 1, 2009 – February 28, 2010	0.042	0.015
September 1, 2009 – November 30, 2009	0.48	0.0255
June 1, 2009 – August 31, 2009	0.70	0.20
March 1, 2009 – May 31, 2009	1.23	0.31
December 1, 2008 – February 29, 2009	2.40	0.15
July 30, 2008 – November 30, 2008	3.80	2.25

Holders

As of March 16, 2010, there were 93 holders of record of our common stock.

Dividends

We did not issue any stock dividends during our fiscal year ended November 30, 2009.

 Equity Compensation Plans

We have not implemented any equity compensation plans.

Recent Sales of Unregistered Securities

We did not make any sales of unregistered securities which were not previously reported in our quarterly filings for fiscal 2009.

Use of Proceeds from Sale of Registered Securities

None during the fiscal year ended November 30, 2009.

Item 6. Selected Financial Data

Not Applicable.

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

We have only recently begun our current operations, have earned nominal revenues and have accumulated a net loss of $2,831,447 from February 14, 2006 (date of inception) to November 30, 2009.

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

Liquidity and Capital Resources

As of November 30, 2009, we had cash of $2,803 compared to $45,994 in cash at November 30, 2008.  At November 30, 2009, we had a working capital deficit of $256,182 compared to a working capital deficit of $65,430 at November 30, 2008.  Our accumulated deficit was $2,831,447 as at November 30, 2009 compared to $1,471,430 as at November 30, 2008.

Our net loss of $2,831,447 from February 14, 2006 (date of inception) to November 30, 2009 has been funded primarily through the sale of shares of our common stock, along with loans from our management team and other non-related parties.  For the fiscal year ended November 30, 2009, we borrowed net funds of $77,500 and we did not raise any funds from equity financing.  Cumulatively from February 14, 2006 (date of inception) to November 30, 2009, we have borrowed total net funds of $212,500 and raised net proceeds of $444,500 from the sale of shares of our common stock.

Our cash commitments for the next twelve months are as follows:

•

As at November 30, 2009 we had an outstanding accounts payable balance of $74,580 and accrued liabilities of $7,234.

•

As at November 30, 2009 we owed $25,000 to one of our shareholders, payable on January 31, 2009 or within seven days of our completion of a $1.5 million financing. The loan is unsecured and bears interest at 5% per annum.

•

Also as at November 30, 2009, we owed $30,000 under a loan agreement which is due on October 15, 2009 or when upon our completion of a private placement or receipt of proceeds from other loans. The amount is unsecured and bears interest at a rate of 2% per annual, calculated on the basis of a 360 day year for the actual days elapsed. Interest that is not paid as it becomes due is added to the principal and is treated as part of the principal.

As of November 30, 2009, we did not have enough cash to cover all payments to our consultants and the outstanding balances under our two loans, which both come due within the next twelve months. We plan to begin raising equity if and when markets improve. We will attempt to renegotiate our loan agreements or make other arrangements to defer payment on our outstanding loans. There can be no assurance that markets will improve in the near future or that we will be successful in arranging suitable terms for repayment of our outstanding loans. Our ability to continue as a going concern remains uncertain.

We used net cash of $120,691 in operating activities for the fiscal year ended November 30, 2009, compared to $242,294 for the fiscal year ended November 30, 2008.  For the period from February 14, 2006 (Date of Inception) to November 30, 2009, we used net cash of $541,768 in operating activities. The decrease in net cash used to fund our operations was $122,603 from fiscal 2008 to fiscal 2009 due to decreased expenses for our operating activities.

We did not use any cash in investing activities for our fiscal year ended November 30, 2009.  We received net cash of $77,500 for the twelve months ended November 30, 2009, compared to $135,000 for the twelve months ended November 30, 2008.  The funds received in fiscal 2009 were comprised entirely from loans payable.

Since our inception to November 30, 2009, we have received net cash from financing activities of $657,000, with $444,500 generated as net cash from private placement sales of our common stock, and $212,500 from debt financing as disclosed in the preceding paragraph.  We have used net cash of $112,429 in investing activities from our inception to November 30, 2009, including the loan of $75,000 to Uraltransneft, $3,391 to purchase property and equipment, and $34,038 to purchase our 2.34% non operated interest in three Kingfisher County oil wells.

During the fiscal year ended November 30, 2009, we required approximately $10,057 in cash to fund our operations each month. As of November 30, 2009, we had cash of $2,803.  However, we anticipate that beginning April 2010 our monthly expenses will increase to $269,000, which includes $7,000 monthly for general and administrative expenses, $10,000 monthly for consulting and employee expenses, $8,000 monthly for professional fees, $2,500,000 for the acquisition of non-operated working interests and an exploration project and approximately $66,667 monthly for exploration costs.

Currently, we are reviewing additional non-operated working interests and leases in Oklahoma, California, Texas and Canada.

We expect to require approximately $3,937,000 in financing to continue our planned operation and exploration over the next year. Our planned acquisition and exploration expenditures for oil and gas interests and properties over the next twelve months (beginning December 2009) are summarized as follows:

Description	Potential completion date	Estimated Expenses ($)
Retain a full-time engineer, a full- time land specialist and a full-time geologist	April 1, 2010	242,000
Purchase non-operated working interests in existing leases	May 1, 2010	2,000,000
Acquire a development stage exploration project	August 1, 2010	500,000
Develop and carry out a preliminary exploration program on an acquired property	September 1, 2010 – November 30, 2011	800,000
Total		3,542,000

Our other planned operational expenses for the next twelve months (beginning December 2009) are summarized as follows:

Description	Potential completion date	Estimated Expenses ($)
Select and appoint a new Board member	May 1, 2010	-
Raise additional private or public equity (legal, accounting and marketing fees)	May 1, 2010	70,000
General and administrative expenses	12 months	84,000
Professional fees (legal, accounting and auditing fees)	12 months	96,000
Consulting and employee fees	12 months	120,000
Marketing expenses	12 months	25,000
Total		395,000

Of the $3,937,000 we need for the next 12 months, we had $2,803 in cash as of November 30, 2009. We intend to raise the balance of our cash requirements for the next 12 months ($3,934,197) from private placements or possibly a registered public offering, or through further debt financing. At this time we do not have any commitments from any broker-dealers to provide us with financing.

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

Results of Operations

We earned nominal revenues for the year ended November 30, 2009 from our non-operated working interests in three producing wells. We plan to purchase additional non-operated working interests in existing leases. However, we anticipate that we will incur substantial losses over the next two years.

For the fiscal year ended November 30, 2009, we generated revenues of $2,678 from our non-operating interest in the Kingfisher property compared to revenues of $6,739 for the fiscal year ended November 30, 2008.  From inception on February 14, 2006 to November 30, 2009 we have earned total revenues of $15,776.

We have accumulated total expenses of $2,040,853 from February 14, 2006 (date of inception) to November 30, 2009 and incurred expenses of $892,424 for the year ended November 30, 2008. For the year ended November 30, 2009, our expenses decreased by $261,099 to $631,325, primarily due to a substantial decrease in general and administrative expenses.

Our accumulated expenses from February 14, 2006 (date of inception) to November 30, 2009 included $22,440 in depletion expenses, $3,391 in depreciation expenses, $9,836 in oil and gas production expenses, $1,693 In mineral property costs and $2,003,493 in general and administrative expenses.  Of our accumulated general and administrative expenses, $878,075 was incurred during the fiscal year ended November 30, 2008 and $628,069 during the fiscal year ended November 30, 2009.

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

From our inception on February 14, 2006 to November 30, 2009 we accumulated a net loss of $2,831,447. For the year ended November 30, 2009 we incurred net loss of $1,360,017 compared to a net loss of $960,685 for the year ended November 30, 2008.  Our net loss increased by $399,332 from fiscal 2008 to fiscal 2009.

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

Item 8. Financial Statements and Supplementary Data

Our fiscal year end is November 30. Our audited financial statements as of November 30, 2009 follow.

MASS Petroleum Inc.

(An Exploration Stage Company)

November 30, 2009

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders

MASS Petroleum Inc.

(An Exploration Stage Company)

We have audited the accompanying balance sheets of MASS Petroleum Inc. (An Exploration Stage Company) as of November 30, 2009 and 2008, and the related statements of operations, cash flows and stockholders' deficit for the years then ended and accumulated for the period from February 14, 2006 (Date of Inception) to November 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MASS Petroleum Inc. (An Exploration Company) as of November 30, 2009 and 2008, and the results of its operations, cash flows and stockholders’ deficit for the years then ended and accumulated for the period from February 14, 2006 (Date of Inception) to November 30, 2009 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficit and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

March 4, 2010

MASS Petroleum Inc.

(An Exploration Stage Company)

Balance Sheets

(Expressed in US dollars)

	November 30, 2009 $	November 30, 2008 $
ASSETS
Current Assets
Cash	2,803	45,994
Amounts receivable	4,236	757
Prepaid expenses	4,012	121,370
Total Current Assets	11,051	168,121
Property and Equipment (Note 3)	–	565
Oil and Gas Property (Note 4)	11,598	13,052
Total Assets	22,649	181,738
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	74,580	80,114
Accrued liabilities	7,234	2,655
Due to related parties (Note 7)	112,319	95,782
Loans payable (Note 6)	73,100	55,000
Total Current Liabilities	267,233	233,551
Loans payable (Note 6)	50,000	–
Total Liabilities	317,233	233,551
Commitments and Contingencies (Notes 1 and 11)
Stockholders’ Deficit
Preferred stock, 20,000,000 shares authorized, $0.0001 par value; None issued and outstanding	–	–
Common stock, 160,000,000 shares authorized, $0.0001 par value; 97,748,000 and 81,088,000 shares issued and outstanding, respectively	9,775	8,109
Additional paid-in capital	2,493,338	1,377,758
Donated capital	33,750	33,750
Deficit accumulated during the exploration stage	(2,831,447)	(1,471,430)
Total Stockholders’ Deficit	(294,584)	(51,813)
Total Liabilities and Stockholders’ Deficit	22,649	181,738

(The Accompanying Notes are an Integral Part of These Financial Statements)

MASS Petroleum Inc.

(An Exploration Stage Company)

Statements of Operations

(Expressed in US dollars)

	Accumulated from February 14, 2006 (Date of Inception)	For the Year Ended	For the Year Ended
	to November 30,	November 30,	November 30,
	2009	2009	2008
	$	$	$
Revenue	15,776	2,678	6,739
Expenses
Depletion	22,440	1,454	4,838
Depreciation	3,391	565	1,130
General and administrative (Note 7)	2,003,493	628,069	878,075
Oil and gas production	9,836	1,237	6,688
Mineral property costs	1,693	–	1,693
Total Expenses	2,040,853	631,325	892,424
Net Loss Before Other Items	(2,025,077)	(628,647)	(885,685)
Provision for loan receivable	(75,000)	–	(75,000)
Loss on settlement of debt	(731,370)	(731,370)	–
Net Loss	(2,831,447)	(1,360,017)	(960,685)
Net Loss Per Share – Basic and Diluted		(0.02)	(0.01)
Weighted Average Shares Outstanding		81,338,000	81,088,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

MASS Petroleum Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

	Accumulated from February 14, 2006 (Date of Inception) to November 30, 2009 $	For the Year Ended November 30, 2009 $	For the Year Ended November 30, 2008 $
Operating Activities
Net loss	(2,831,447)	(1,360,017)	(960,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion	22,440	1,454	4,838
Depreciation	3,391	565	1,130
Donated services and rent	33,750	–	7,500
Stock-based compensation	1,285,593	460,116	546,130
Provision for loan receivable	75,000	–	75,000
Loss on settlement of debt	731,370	731,370	–
Changes in operating assets and liabilities
Amounts receivable	(4,236)	(3,479)	219
Prepaid expenses	(4,012)	1,468	(5,480)
Accounts payable	74,580	(5,534)	71,259
Accrued liabilities	7,834	5,179	1,976
Due to related parties	63,969	48,187	14,819
Net Cash Used In Operating Activities	(541,768)	(120,691)	(243,294)
Investing Activities
Loan receivable	(75,000)	–	(75,000)
Purchase of property and equipment	(3,391)	–	–
Purchase of oil and gas property	(34,038)	–	–
Net Cash Used in Investing Activities	(112,429)	–	(75,000)
Financing Activities
Proceeds from loan payable	132,500	77,500	55,000
Proceeds from related party loan	80,000	–	80,000
Proceeds from issuance of common stock	446,000	–	–
Share issuance costs	(1,500)	–	–
Net Cash Provided by Financing Activities	657,000	77,500	135,000
Increase (Decrease) in Cash	2,803	(43,191)	(183,294)
Cash - Beginning of Period	–	45,994	229,288
Cash - End of Period	2,803	2,803	45,994
Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–
Noncash Investing and Financing Activities
Common stock issued to settle debt	773,020	773,020	–

(The Accompanying Notes are an Integral Part of These Financial Statements)

MASS Petroleum Inc.

(An Exploration Stage Company)

Statement of Stockholders’ Equity (Deficit)

For the Period from February 14, 2006 (Date of Inception) to November 30, 2009

(Expressed in US dollars)

						Deficit
						Accumulated
			Additional	Common		During the
			Paid-in	Stock	Donated	Exploration
	Shares	Amount	Capital	Subscribed	Capital	Stage	Total
	#	$	$	$	$	$	$
Balance – February 14, 2006 (Date of Inception)	–	–	–	–	–	–	–
Common stock issued at $0.0001 per share	100,000,000	10,000	(5,000)	–	–	–	5,000
Common stock issued at $0.05 per share	3,100,000	310	77,190	–	–	–	77,500
Common stock issued at $0.25 per share	684,000	68	85,432	–	–	–	85,500
Cancellation of common stock	(40,000,000)	(4,000)	4,000	–	–	–	–
Stock-based compensation	–	–	800	–	–	–	800
Common stock issued for consulting services	12,000,000	1,200	223,800	–	–	–	225,000
Common stock to be issued for consulting services rendered	–	–	–	2,500	–	–	2,500
Donated services and rent	–	–	–	–	11,250	–	11,250
Net loss for the period	–	–	–	–	–	(58,427)	(58,427)
Balance – November 30, 2006	75,784,000	7,578	386,222	2,500	11,250	(58,427)	349,123
Common stock issued at $0.125 per share	80,000	8	9,992	–	–	–	10,000
Common stock issued for consulting services	20,000	2	2,498	(2,500)	–	–	–
Common stock issued at $0.25 per share less share issuance costs	60,000	6	14,994	–	–	–	15,000
Common stock issuance costs	–	–	(1,500)	–	–	–	(1,500)
Common stock issued for advisory services	20,000	2	4,998	–	–	–	5,000
Common stock issued at $0.225 per share	1,124,000	113	252,887	–	–	–	253,000
Common stock issued for consulting services	4,000,000	400	359,600	–	–	–	360,000
Donated services and rent	–	–	–	–	15,000	–	15,000
Net loss for the year	–	–	–	–	–	(452,318)	(452,318)
Balance – November 30, 2007	81,088,000	8,109	1,029,691	–	26,250	(510,745)	553,305
Stock-based compensation	–	–	348,067	–	–	–	348,067
Donated services and rent	–	–	–	–	7,500	–	7,500
Net loss for the year	–	–	–	–	–	(960,685)	(960,685)
Balance – November 30, 2008	81,088,000	8,109	1,377,758	–	33,750	(1,471,430)	(51,813)

(The Accompanying Notes are an Integral Part of These Financial Statements)

MASS Petroleum Inc.

(An Exploration Stage Company)

Statement of Stockholders’ Equity (Deficit)

For the Period from February 14, 2006 (Date of Inception) to November 30, 2009

(Expressed in US dollars)

						Deficit
						Accumulated
			Additional	Common		During the
			Paid-in	Stock	Donated	Exploration
	Shares	Amount	Capital	Subscribed	Capital	Stage	Total
	#	$	$	$	$	$	$
Balance – November 30, 2008	81,088,000	8,109	1,377,758	–	33,750	(1,471,430)	(51,813)
Stock-based compensation	–	–	344,226	–	–	–	344,226
Common Stock issued to settle debt	16,660,000	1,666	771,354	–	–	–	773,020
Net loss for the year	–	–	–	–	–	(1,360,017)	(1,360,017)
Balance – November 30, 2009	97,748,000	9,775	2,493,338	–	33,750	(2,831,447)	(294,584)

(The Accompanying Notes are an Integral Part of These Financial Statements)

MASS Petroleum Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

November 30, 2009

1.

Nature of Operations and Continuance of Business

The Company was incorporated in the State of Nevada on February 14, 2006 under the name XTOL Energy Inc. On October 11, 2007, the Company changed its name to LAUD Resources Inc. On June 23, 2008, the Company changed its name from LAUD Resources Inc. to MASS Petroleum Inc. The Company is an Exploration Stage Company, as defined by Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company’s principal business is the acquisition and exploration of oil and gas properties located in the United States.

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2009, the Company has a working capital deficit of $256,182, has not generated significant revenue and has accumulated losses totaling $2,831,447 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

November 30, 2009

2.

Summary of Significant Accounting Policies (continued)

e)

Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

f)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2009 and 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

November 30, 2009

2.

Summary of Significant Accounting Policies (continued)

i)

Long-lived Assets

In accordance with ASC 360, Property, Plant, and Equipment, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

j)

Asset Retirement Obligations

The Company follows the provisions of ASC 410, Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.  The Company did not have any asset retirement obligation at November 30, 2009 and 2008.

k)

Financial Instruments and Fair Value Measures

ASC 820, Fair Value Measurements and Disclosures, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company’s financial instruments consist principally of cash, amounts receivable, accounts payable, amounts due to related parties, and loans payable. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

November 30, 2009

2.

Summary of Significant Accounting Policies (continued)

l)

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

m)

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in a foreign currency and management has adopted ASC 830, Foreign Currency Translation Matters. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

n)

Stock-based Compensation

In accordance with ASC 718, Compensation – Stock Compensation, the Company accounts for share-based payments using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

o)

Deferred Financing Costs

In accordance with the ASC 835-30, Interest – Imputation of Interest, the Company recognizes debt issue costs on the balance sheet as deferred charges, and amortizes the balance over the term of the related debt. The Company follows the guidance in the ASC 230, Statement of Cash Flows, and classifies cash payments for debt issue costs as a financing activity.

p)

Recent Accounting Pronouncements

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place.  The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

MASS Petroleum Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

November 30, 2009

3.

Property and Equipment

	Cost $	Accumulated Depreciation $	November 30, 2009 Net Carrying Value $	November 30, 2008 Net Carrying Value $
Computer hardware	3,391	3,391	–	565

4.

Oil and Gas Property

	November 30, 2009 Net Carrying Value $	November 30, 2008 Net Carrying Value $
Proved Properties, Oklahoma
Acquisition Costs	34,038	34,038
Depletion	(22,440)	(20,986)
Net Carrying Value	11,598	13,052

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

b)

On October 15, 2008, the Company entered into a loan agreement for $30,000 which was payable on October 15, 2009 or when the Company completes a private placement or receives proceeds from other loans.  The amount is unsecured and bears interest at 2% per annum, calculated on the basis of 360 day year for actual days elapsed.  If interest is not paid as it becomes due, it will be added to the principal sum and treated as part of the principal sum.  The Company did not repay the loan after it became due on October 15, 2009 and the accrued interest of $600 was added to the principal sum of $30,000.  On November 23, 2009, the Company agreed to settle $10,000 of debt by issuance of 4,000,000 shares of common stock.  Refer to Note 8(a).

c)

On July 6, 2009, the Company entered into a loan agreement for $7,500 which is payable on the earlier of July 15, 2010 or within seven days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum.

d)

On July 14, 2009, the Company entered into a loan agreement for $15,000 which is payable on the earlier of July 15, 2010 or within seven days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum.

e)

On July 17, 2009, the Company entered into a loan agreement for $5,000 which is payable on the earlier of July 15, 2010 or within seven days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% pe annum.

MASS Petroleum Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

November 30, 2009

6.

Loans Payable (continued)

f)

On September 9, 2009, the Company entered into a loan agreement for $7,000 which is payable on the earlier of September 9, 2011 or within seven days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum.

g)

On September 24, 2009, the Company entered into a loan agreement for $13,000 which is payable on the earlier of September 24, 2011 or within seven days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum.

h)

On October 5, 2009, the Company entered into a loan agreement for $30,000 which is payable on the earlier of October 5, 2012 or within seven days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum.

7.

Related Party Transactions

a)

During the year ended November 30, 2009, the Company recognized $nil (2008 - $4,500) for donated services at $750 per month provided by the former President of the Company. Refer also to note 7(b).

b)

On June 9, 2008, the Company entered into a consulting agreement with the CFO of the Company and agreed to pay Cdn$3,000 per month and issue 500,000 stock options to purchase 500,000 common shares at an exercise price of $1.50 per share. On March 24, 2009, the Company entered into an option amendment agreement to re-price the exercise price of the options from $1.50 per share to $0.50 per share. The agreement also extended the term of the 500,000 stock options to June 5, 2013.  Refer to Note 9.  During the year ended November 30, 2009, the Company recorded $31,280 in management fees (2008 - $17,938).

c)

During the year ended November 30, 2009, the Company recognized $nil (2008 - $3,000) of donated rent at $500 per month for office premises provided by the former CFO of the Company. During the year ended November 30, 2009, the Company paid $16,260 of rent expense to an unrelated party (2008 - $nil).

d)

As at November 30, 2009, the Company is indebted to the CFO of the Company for $33,829 (Cdn$35,711) (2008 - $5,014), representing $33,629 in management fees owed and $200 in expenditures paid for on behalf of the Company. The amount due is non-interest bearing, unsecured and due on demand.

e)

On July 3, 2008, the Company entered into a loan agreement with a company controlled by a director of the Company for $50,000 which is due on January 31, 2009, or within seven days of the Company completing a $1,500,000 financing, is unsecured, and bears interest at 5% per annum. The loan has further been extended for another year, due on January 31, 2010. The loan was further extended for another year on January 31, 2010.  Refer to note 13(g).  As at November 30, 2009, the Company is also indebted to this company for $4,875 (2008 - $1,668), which is non-interest bearing, unsecured and due on demand.

f)

On October 8, 2008, the Company entered into a loan agreement with a director of the Company for $30,000 which is due on October 1, 2009 or within seven days of the Company completing a financing in excess of $800,000, is unsecured and bears interest at 5% per annum.  The Company did not repay the loan after it became due on October 1, 2009.  On November 25, 2009, the director of the Company assigned the principal of $30,000 and accrued interest of $1,650 to three unrelated parties.  On November 25, 2009, the Company agreed to settle the $31,650 debt by issuance of 12,660,000 shares of common stock.  The Company recorded a loss on settlement of debt of $563,370. Refer to Note 8(b).  As at November 30, 2009, the Company is also indebted to this director for $23,615 (2008 - $9,100), representing expenditures paid on behalf of the Company. These amounts is unsecured, non-interest bearing and due on demand.

8.

Common Stock

a)

On November 23, 2009, the Company issued 4,000,000 shares of common stock with a fair value of $178,000 to settle $10,000 of loans payable.  The Company recorded a loss on settlement of debt of $168,000.

b)

On November 25, 2009, the Company issued 12,660,000 shares of common stock with a fair value of $595,020 to settle $31,650 of loans payable.  The Company recorded a loss on settlement of debt of $563,370.

MASS Petroleum Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

November 30, 2009

9.

Stock Options

On June 9, 2008, the Company granted 500,000 stock options to the CFO with an exercise price of $1.50 per share. The stock options vest at the rate of 125,000 options on December 6, 2008, June 6, 2009, December 6, 2009, and June 6, 2010. The stock options are exercisable until the earlier of two years following their respective vesting dates or upon termination of the agreement. However, if during the term of the agreement any third party who is not affiliated with the Company as of the date of the agreement assumes control of the Company or acquires substantially all of the Company’s assets, all 500,000 stock options will vest immediately and may be exercised for a period of ninety days following the effective date of such change of control or disposition of assets. The fair value of these stock options was estimated at the date of grant using the Black-Scholes option-pricing model assuming an expected life of 3.25 year, a risk-free rate of 3.28%, an expected volatility of 96%, and a 0% dividend yield.  The weighted average fair value of stock options granted was $1.39 per share.

On March 24, 2009, the Company entered into an option amendment agreement to re-price the exercise price of 500,000 stock options from $1.50 per share to $0.50 per share.  The option amendment agreement also extended the term of the 500,000 stock options to June 5, 2013.  Modifications to the terms of an award are treated as an exchange of the original award for a new award. Incremental stock based compensation is measured as the excess, if any, of the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date. During the year ended November 30, 2009, the Company recognized an incremental compensation cost of $44,302 for these modified stock options.

As at November 30, 2009, there were 250,000 unvested stock options. During the year ended November 30, 2009, the Company recorded stock-based compensation of $343,850, including the incremental compensation cost of $44,302 resulting from the amendment, as general and administrative expense.

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price* $	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value $
Outstanding, November 30, 2007	20,000,000	0.0001
Granted	500,000	1.50
Cancelled	(20,000,000)	0.0001
Outstanding, November 30, 2008	500,000	1.50
Granted		
Forfeited		
Outstanding, November 30, 2009	500,000	0.50*	3.52	
Exercisable, November 30, 2009	250,000	0.50*	3.52	

*November 30, 2009 weighted average exercise price was revised pursuant to the March 24, 2009 option amendment agreement

A summary of the status of the Company’s non-vested stock options as of November 30, 2009, and changes during the year ended November 30, 2009, is presented below:

Non-vested options	Number of Options	Weighted Average Fair Value* $
Non-vested at November 30, 2008	500,000	1.39
Vested	(250,000)	1.49*
Non-vested at November 30, 2009	250,000	1.49*

*November 30, 2009 weighted average fair value was revised pursuant to the March 24, 2009 option amendment agreement

As at November 30, 2009, there was $52,470 of unrecognized compensation costs related to non-vested share-based compensation, which is expected to be recognized over a weighted average period of 0.49 years.

MASS Petroleum Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

November 30, 2009

10.

Share Exchange Agreement

On May 19, 2008, the Company entered into a share exchange agreement and addendum (collectively the “Agreement”) with Uraltransneft Co. Ltd. (“Uraltransneft”), a Russia corporation, and its selling shareholders. Uraltransneft is based in Perm, Russia, where it holds a crude oil and gas production license, and is engaged in the businesses of oil exploration, extraction, processing, distribution, transportation and related services. Pursuant to the Agreement the Company will issue 41,100,000 shares of common stock to the selling shareholders in exchange for all outstanding shares of Uraltransneft. Closing of the Agreement will result in Uraltransneft becoming a wholly owned subsidiary of the Company. Additionally, the three selling shareholders of Uraltransneft will each hold approximately 13,700,000 common shares (the equivalent of 16.8%) of the Company’s issued and outstanding common stock.  The Company has shifted its focus from Russia to North America to take advantage of stable low to medium risk opportunities that have emerged due to current economic conditions and as at November 30, 2009, the agreement with Uraltransneft has been terminated.

11.

Commitments

a)

On August 5, 2009, the Company entered into a non-binding Letter of Intent with Guardian Exploration Inc. (“Guardian”) whereby the Company will purchase Guardian’s working interest in the Girouxville Project. The Girouxville Project consists of a high working interest in three light oil wells. The project is located in Alberta and is surrounded by other producing oil wells. The preliminary terms are that the Company will acquire 100% of Guardian’s working interest for a total price of Cdn$3,350,000, comprised of Cdn$2,000,000 cash and 2,700,000 shares of the Company’s common stock. The Company has decided not to pursue this transaction.

b)

On August 19, 2008, the Company entered into an agreement with Gryphon Trade and Finance, LLC for financial advisory services in connection with the equity raising and/or senior debt financing. Pursuant to the agreement, the Company agreed to pay (a) $17,500 (paid) within three business days upon signing of the agreement, (b) an additional payment of $17,500 within ten business days of accepting a funding proposal in the amount of at least $83,000,000, (c) 3% of the amount of the senior debt capital raised and (d) 5% of the amount of the equity capital raised.  As at November 30, 2009, the agreement has been terminated.

12.

Income Tax

The Company has a net operating loss carryforward of $1,172,840 available to offset taxable income in future years which commence expiring in fiscal 2026.

The Company is subject to United States federal and state income taxes at an approximate rate of 35%.  The reconciliation of the recovery for income taxes at the United States federal statutory rate compared to the Company’s income tax recovery reported is as follows:

	November 30, 2009 $	November 30, 2008 $
Income tax recovery at statutory rate	476,006	336,240
Donated services	–	(2,625)
Stock-based compensation	(161,041)	(121,823)
Depletion and depreciation	3,811	3,111
Provision for loan receivable	–	(26,250)
Loss on share issuance	(255,980)	–
Valuation allowance change	(62,796)	(188,653)
Income taxes recovery	–	–

MASS Petroleum Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

November 30, 2009

12.

Income Tax (continued)

	November 30, 2009 $	November 30, 2008 $
Net operating loss carryforward	416,343	352,864
Oil and gas property	3,089	3,772
Valuation allowance	(419,432)	(356,636)
Net deferred income tax asset	–	–

13.   Subsequent Events

a)     On December 4, 2009, the Company entered into a loan agreement with a shareholder of the Company for $7,500 which is payable on the earlier of December 4, 2010 or within seven days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum.

b)     On December 4, 2009, the Company entered into a loan agreement for $7,000 which is payable on the earlier of December 4, 2010 or within seven days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum.

c)     On December 17, 2009, the Company entered into a loan agreement for $10,000 which is payable on the earlier of December 17, 2012 or within seven days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum.

d)     On January 12, 2010, the Company entered into a loan agreement for $6,500 which is payable on the earlier of January 12, 2011 or within 7 days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 2% per annum.

e)     On January 20, 2010, the Company entered into a loan agreement for $10,000 which is payable on the earlier of January 20, 2012 or within seven days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum.

f)      On January 28, 2010, the Company issued 36,000,000 shares of common stock to settle $36,000 of loans payable.

g)     On January 29, 2010, the Company entered into two loan agreements for CAD$18,000 which are payable on the earlier of January 29, 2011 or within seven days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum.

h)     On January 31, 2010, the Company extended the maturity date of the loan described in Note 7(e) to January 31, 2011.

i)      On February 9, 2010, the Company issued 2,000,000 shares of common stock to settle $2,000 of loan payable.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2009 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and our receipts and expenditures of are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting and Management has concluded that the Company’s internal controls over financial reporting are ineffective as of November 30, 2009. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the lack of segregation of duties in our financial reporting process and we utilize outside third party consultants. We do not have a separately designated audit committee. This weakness is due to our lack of excess working capital to hire additional staff. To remedy this material weakness, we intend to engage an internal accountant to assist with financial reporting as soon as our finances will allow.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended November 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control

During the quarter ended November 30, 2009 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Officers

Our bylaws allow the number of directors to be fixed by the Board of Directors. Our Board of Directors has fixed the number of directors at three.

Our current directors and officers are as follows:

Name	Age	Position
Gary Chayko	55	Director, President, Chief Executive Officer
Vitaly Melnikov	35	Director, Chief Financial Officer
Jordan Shapiro	37	Director, Secretary, Treasurer

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

Gary Chayko, Director, President and Chief Executive Officer

Gary Chayko has been a director and our President and Chief Executive Officer since August 10, 2009.  Prior to that he was our director  and President and Chief Executive Officer since our inception on February 14, 2006 to June 24, 2008.  From September 2006 to the present Mr. Chayko has been the Chief Executive Officer and a director of Coatit Industries, a polyurea coating and spray foam insulation company in Ottawa, Ontario, Canada. From 1983 to the present, Mr. Chayko has been a lawyer engaged in private practice as a sole practitioner. He is certified as a specialist in Criminal Law by the Law Society of Upper Canada. In the course of his practice he has been engaged as a private prosecutor for a number of environmental offences and Fishery Act offences which concerned pollution. Mr. Chayko is the author and Editor in Chief of Forensic Evidence in Canada, (Canada Law book 1991 and 2d edition 1999), a textbook on forensic science for Canadian Lawyers, Judges and Police. He taught a forensics course at the University of Ottawa, Faculty of Law in 1999.

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

Jordan Shapiro, Director and Chief Financial Officer

Mr. Shapiro has been a director and our Chief Financial Officer since our inception on February 14, 2006 to present. From 2002 to present, Mr. Shapiro has been the founder and President of Hudson Capital Corporation, a venture capital firm assisting companies in the areas of corporate finance, business development and investor relations. From 1997 to 2002, Mr. Shapiro worked as an investment advisor at Canaccord Capital Corporation, a company in the business of providing financial services and investment advice to private investors and companies in Canada and the United States. At Canaccord Capital, Mr. Shapiro specialized in venture capital financings and derivatives trading. From November 2005 to present, Mr. Shapiro has worked with Hemis Corporation, a public company quoted on the OTC Bulletin Board under the symbol “ HMSO.OB ”, as an independent contractor to provide financial consulting services in business development.  Mr. Shapiro holds a Bachelor of Arts degree from the University of Western Ontario.

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

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by us and on written representations from certain reporting persons, we believe that all Section 16(a) reports applicable to our officers, directors and ten-percent stockholders with respect to the fiscal year ended November 30, 2009 were filed.

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

Director Nominees

As of November 30, 2009 there have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

Item 11. Executive Compensation.

The following Summary Compensation Table sets forth the total annual compensation paid or accrued by us to or for the account of the Principal Executive Officer (“PEO”) and our Principal Financial Officer (“PFO”). None of our other executive officers received compensation in excess of $100,000 during the fiscal year ended November 30, 2009.

Summary Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa tion ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensa tion ($)	Total ($)
Gary Chayko, President, CEO, Director (1)	2009	0	0	0	0	0	0	0	0
Oleg Bilinski President, CEO, Director (2)	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0
Vitaly Melnikov , CFO, Director (3)	2009	0	0	0	0	0	0	0	0
	2008	17,938	0	0	348,067 (4)	0	0	0	366,005
Jordan Shapiro , Secretary, Treasurer, Director (5)	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0

(1)   Gary Chayko has been a director and our President and Chief Executive Officer since August 10, 2009.

(2)   Oleg Bilinski was been our President and Chief Executive Officer from June 24, 2008 to August 10, 2009 and a Director since June 17, 2008 to August 10, 2009.

(3)   Vitaly Melnikov has been our Chief Financial Officer since June 24, 2008 and a Director since June 17, 2008.

(4)   On June 9, 2008, we granted to Vitaly Melnikov options to purchase 500,000 shares of our common stock at an exercise price of $1.50 per share. The stock options will vest at a rate of 125,000 options on December 6, 2008, June 6, 2009, December 6, 2009 and June 6, 2010. They are exercisable until the earlier of two years following their respective vesting dates or upon termination of the option agreement. All non-vested stock options will vest immediately, and may be exercised for a period of ninety days after such occurrence, if during the term of the agreement any non-affiliated third party assumes control of us or acquires substantially all of our assets. As of November 30, 2009, 250,000 options granted to Vitaly Melnikov have vested.

(5)   Jordan Shapiro is a director and our Secretary and Treasurer. He held the position of Chief Financial Officer until his resignation effective June 24, 2008

Mr. Chayko, Mr. Melnikov and Mr. Shapiro each spend approximately 15% of their time on our business.

We pay compensation of CAD $3,000 per month to Vitaly Melnikov for services as our director.

Except for options granted to Mr. Melnikov as provided below, our executive officers and directors did not receive any other compensation as directors or officers or any benefits.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information concerning unexercised stock options held by the named executive officers as of November 30, 2009. None of the named executive officers exercised any of their stock options during the period from inception (February 14, 2006) to November 30, 2009.

Name	Number Of Securities Underlying Unexercised Options (#) Exercisable/Unexercisable	Option Exercise Price per Share ($)	Option Expiration Date
Vitaly Melnikov	250,000 / 250,000 (1)	1.50	Two years following vesting date (1)

(1)

On June 9, 2008, we granted to Vitaly Melnikov options to purchase 500,000 shares of our common stock at an exercise price of $1.50 per share. The stock options will vest at a rate of 125,000 options on December 6, 2008, June 6, 2009, December 6, 2009 and June 6, 2010. They are exercisable until the earlier of two years following their respective vesting dates or upon termination of the option agreement. All non-vested stock options will vest immediately, and may be exercised for a period of ninety days after such occurrence, if during the term of the agreement any non-affiliated third party assumes control of us or acquires substantially all of our assets.  On March 24, 2009, we entered into an option amendment agreement to re-price the exercise price of 500,000 stock options from $1.50 per share to $0.50 per share and also extend the term of the 500,000 stock options to June 5, 2013

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the ownership, as of March 16, 2010, of our common stock by each of our directors, and by all executive officers and directors as a group, and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of March 16, 2010, there were 135,748,000 common shares issued and outstanding. All persons named have sole voting and investment power with respect to the shares, except as otherwise noted.  The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this annual Report.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (6)
Common	Gary Chayko (1) 200 Elgin Street, Suite 202 Ottawa, ON K2P 1L5 Canada	22,100,000	16.3%
Common	Jordan Shapiro (2) 507-700 West Pender Street, Vancouver, British Columbia, V6C 1G8 Canada	17,115,800 (4)	12.6%
Common	Vitaly Melnikov (3) 1130 – 4825 Hazel Street Burnaby, British Columbia, V5H 4N4 Canada	500,000 (5)	(7)
	All Executive Officers and Directors as a Group	39,715,800	29.3%

(1)   Gary Chayko is our director, President and Chief Executive Officer.

(2)   Jordan Shapiro is our director, Secretary.

(3)   Vitaly Melnikov is our director, Treasurer and Chief Financial Officer.

(4)   Includes 10,307,000 common shares held by Hudson Capital Inc., a company wholly owned by Jordan Shapiro; 6,780,800 common shares held by Jordan Shapiro; and 28,000 common shares held by Hudson Capital LLC, a company wholly owned by Jordan Shapiro.

(5)   Options to purchase common stock at a price of to $0.50 per share until June 5, 2013.

(6)   Calculated based on issued and outstanding shares of 135,748,000 as March 16, 2010, and as if all 500,000 options were exercised by Vitaly Melnikov.

(7)   Less than 1%.

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

Compensation Committee Report

Our Board of Directors as a whole has revised and discussed the compensation discussion and analysis disclosed in this Form 10-K and based on this review and discussion, has determined that the disclosure be included in this annual report. The directors participating in this deliberation included Gary Chayko, Vitaly Melnikov and Jordan Shapiro.

Compensation of Directors

We do not pay our directors any fees for attendance at Board meetings or similar remuneration or reimburse them for any out-of-pocket expenses incurred by them in connection with our business.

Change of Control

As of November 30, 2009 we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On June 9, 2008, we entered into a consulting agreement with Vitaly Melnikov, our Chief Executive Officer, and agreed to pay to Vitaly Melnikov CAD $3,000 per month and issue 500,000 stock options to purchase 500,000 common shares at an exercise price of $1.50 per share.  On March 24, 2009, we entered into an option amendment agreement to re-price the exercise price of the options from $1.50 per share to $0.50 per share. The agreement also extended the term of the 500,000 stock options to June 5, 2013.

As at November 30, 2009, we are indebted to our Chief Financial Officer for $33,829 , representing $33,629 in management fees owed and $200 in expenditures paid for on our behalf of the Company. This amount due is non-interest bearing, unsecured and due on demand.

On July 3, 2008, we borrowed $50,000 from Hudson Capital Corporation, a company controlled by Jordan Shapiro, our director, pursuant to a loan agreement. Repayment is due on January 31, 2009 or within seven days of our completion of a $1,500,000 financing.   The loan was extended for another year, and due on January 31, 2010 and was extended for another year on January 31, 2010.  The loan is unsecured and bears interest at 5% per annum.  As at November 30, 2009, we are also indebted to this company for $4,875, which is non-interest bearing, unsecured and due on demand.

On October 8, 2008, we entered into a loan agreement with a director for $30,000 which is due on October 1, 2009 or within seven days of the Company completing a financing in excess of $800,000, is unsecured and bears interest at 5% per annum.  We did not repay the loan after it became due on October 1, 2009.  On November 25, 2009, the director assigned the principal of $30,000 and accrued interest of $1,650 to three unrelated parties.  On November 25, 2009, we agreed to settle the $31,650 debt by issuance of 12,660,000 shares of common stock.  We recorded a loss on settlement of debt of $563,370.  As at November 30, 2009, we are also indebted to this director for $23,615, representing expenditures paid on our behalf. These amounts is unsecured, non-interest bearing and due on demand.

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

Item 14. Principal Accounting Fees and Services

Audit, Audit-Related and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our current auditors, Manning Elliott for the audit of our consolidated annual financial statements for the years ended November 30, 2008 and November 30, 2009 and any other fees billed for other services rendered Manning Elliott during that period.

AUDIT, AUDIT-RELATED AND NON-AUDIT FEES
Description of Service	Fees (December 1, 2008 to November 30, 2009) ($)	Fees (December 1, 2007 to November 30, 2008) ($)
Audit fees	18,690	21,350
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	18,690	21,350

Audit Committee Approval

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually. The Board, acting as the audit committee, pre-approved all audit related services for the year ended November 30, 2009

PART IV

Item 15.  Exhibits, Financial Statement Schedules

The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.

Exhibits

Exhibit Number	Exhibit Description
3.1	Certificate of Amendment changing our name from LAUD Resources Inc. to MASS Petroleum Inc. (3)
10.1	Share Exchange Agreement with Uraltransneft Co. Ltd. dated May 16, 2008 and addendum thereto (1)
10.2	Consulting Agreement with Vitaly Melnikov for Services as CFO (2)
10.3	Agreement for Loan to Uraltransneft Co. Ltd. dated July 3, 2008 (3)
10.4	Agreement for Loan from Hudson Capital Corporation dated July 3, 2008 (3)
10.5	Agreement for Loan from Mark Levy dated July 3, 2008 (3)
10.6	Financial Services Letter Agreement with Gryphon Trade and Finance LLC dated August 21, 2008 (4)
10.7	Option Agreement with Vitaly Melnikov dated October 15, 2008 (4)
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Included as an exhibit to our Form 8-K filed on May 23, 2008

(2) Included as an exhibit to our Form 8-K filed on June 12, 2008

(3) Included as exhibits to our Form 10-Q filed on July 21, 2008

(4) Included as exhibits to our Form 10-K filed on March 17, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

MASS PETROLEUM INC.

Date: March 16, 2010	By: /s/ Gary Chayko
Gary Chayko
President, Chief Executive Officer and Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary Chayko	President, Chief Executive Officer and Director	March 16, 2010
Gary Chayko

/s/ Jordan Shapiro	Secretary and Director	March 16, 2010
Jordan Shapiro

/s/ Vitaly Melnikov	Treasurer, Chief Financial Officer and Director	March 16, 2010
Vitaly Melnikov