Form 10-Q
period 2010-02-28
MASS Petroleum Inc.
filed 2010-04-22
CIK 1388982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

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

As of April 21, 2010, the registrant’s outstanding common stock consisted of 135,748,000 shares.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited financial statements of MASS Petroleum Inc. (the “Company”, “MASS”, “we”, “our”, “us”) follow.  All currency references in this report are in US dollars unless otherwise noted.

MASS Petroleum Inc.

(An Exploration Stage Company)

February 28, 2010

MASS Petroleum Inc.

(An Exploration Stage Company)

Balance Sheets

(Expressed in US dollars)

	February 28, 2010 $	November 30, 2009 $
	(unaudited)
ASSETS

Current Assets

Cash	2,823	2,803
Amounts receivable	5,299	4,236
Prepaid expenses	1,098	4,012

Total Current Assets	9,220	11,051

Oil and Gas Property (Note 3)	11,209	11,598

Total Assets	20,429	22,649

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	28,200	74,580
Accrued liabilities	24,996	7,234
Due to related parties (Note 5)	105,458	112,319
Loans payable (Note 4)	70,651	73,100

Total Current Liabilities	229,305	267,233

Loans payable (Note 4)	71,500	50,000

Total Liabilities	300,805	317,233

Contingencies (Note 1)

Stockholders’ Deficit

Preferred stock, 20,000,000 shares authorized, $0.0001 par value; None issued and outstanding	–	–

Common stock, 160,000,000 shares authorized, $0.0001 par value; 135,748,000 and 97,748,000 shares issued and outstanding, respectively	13,575	9,775

Additional paid-in capital	3,375,805	2,493,338

Donated capital	33,750	33,750

Deficit accumulated during the exploration stage	(3,703,506)	(2,831,447)

Total Stockholders’ Deficit	(280,376)	(294,584)

Total Liabilities and Stockholders’ Deficit	20,429	22,649

(The Accompanying Notes are an Integral Part of These Financial Statements)

MASS Petroleum Inc.

(An Exploration Stage Company)

Statements of Operations

(Expressed in US dollars)

(unaudited)

	Accumulated from February 14, 2006 (Date of Inception)	For the Three months Ended	For the Three months Ended
	to February 28,	February 28,	February 28,
	2010	2010	2009
	$	$	$
Revenue	16,508	732	859

Expenses

Depletion	22,829	389	522
Depreciation	3,391	–	282
General and administrative	2,066,172	62,679	186,642
Oil and gas production	10,144	308	290
Mineral property costs	1,693	–	–

Total Expenses	2,104,229	63,376	187,736

Net Loss Before Other Items	(2,087,721)	(62,644)	(186,877)

Provision for loan receivable	(75,000)	–	–
Loss on settlement of debt	(1,553,370)	(822,000)	–
Gain on settlement of account payable	12,585	12,585

Net Loss	(3,703,506)	(872,059)	(186,877)

Net Loss Per Share – Basic and Diluted		(0.01)	–

Weighted Average Shares Outstanding		110,570,000	81,088,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

MASS Petroleum Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	For the Three months Ended February 28, 2010 $	For the Three months Ended February 28, 2009 $
Operating Activities

Net loss	(872,059)	(186,877)

Adjustments to reconcile net loss to net cash used in operating activities:
Depletion	389	522
Depreciation	–	282
Stock-based compensation	26,268	143,925
Gain on settlement of account payable	(12,585)	–
Loss on settlement of debt	822,000	–

Changes in operating assets and liabilities
Amounts receivable	(1,063)	265
Prepaid expenses	2,914	2,035
Accounts payable	(33,796)	(17,117)
Accrued liabilities	17,762	19,493
Due to related parties	(9,412)	5,512

Net Cash Used In Operating Activities	(59,582)	(31,960)

Financing Activities

Proceeds from loan payable	44,051	–
Proceeds from related party loan	15,551	–

Net Cash Provided by Financing Activities	59,602	–

Increase (Decrease) in Cash	20	(31,960)

Cash - Beginning of Period	2,803	45,994

Cash - End of Period	2,823	14,034

Supplemental Disclosures

Interest paid	–	–
Income taxes paid	–	–

Noncash Investing and Financing Activities

Common stock issued to settle debt	860,000	–

(The Accompanying Notes are an Integral Part of These Financial Statements)

MASS Petroleum Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

February 28, 2010

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 28, 2010, the Company has a working capital deficit of $220,085, has not generated significant revenue and has accumulated losses totaling $3,703,506 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

February 28, 2010

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

f)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2010 and 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

MASS Petroleum Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

February 28, 2010

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

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

j)

Asset Retirement Obligations

The Company follows the provisions of ASC 410, Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.  The Company did not have any asset retirement obligation at February 28, 2010 and 2009.

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

MASS Petroleum Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

February 28, 2010

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

k)

Financial Instruments and Fair Value Measures (continued)

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

MASS Petroleum Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

February 28, 2010

(unaudited)

3.

Oil and Gas Property

	February 28, 2010 Net Carrying Value $	November 30, 2009 Net Carrying Value $
Proved Properties, Oklahoma

Acquisition Costs	34,038	34,038
Depletion	(22,829)	(22,440)

Net Carrying Value	11,209	11,598

On August 1, 2006, the Company acquired a 2.34% non operating interest in three oil and gas wells located in Oklahoma for $34,038.

4.

Loans Payable

a)

On July 3, 2008, the Company entered into a loan agreement with a shareholder for $25,000 which is payable on January 31, 2009 or within seven days of the Company completing a $1,500,000 financing, is unsecured and bears interest at 5% per annum. The loan was subsequently extended for another year, due on January 31, 2010.  On January 28, 2010, the Company settled the debt of $25,000 by the issuance of 25,000,000 shares of common stock.   Refer to Note 6(b).

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

i)

On December 4, 2009, the Company entered into a loan agreement with a shareholder of the Company for $7,500 which is payable on the earlier of December 4, 2010 or within seven days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum.

j)

On December 17, 2009, the Company entered into a loan agreement for $10,000 which is payable on the earlier of December 17, 2012 or within seven days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum.

MASS Petroleum Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

February 28, 2010

(unaudited)

4.

Loans Payable (continued)

k)

On January 12, 2010, the Company entered into a loan agreement for $6,500 which is payable on the earlier of January 12, 2011 or within 7 days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 2% per annum.

l)

On January 20, 2010, the Company entered into a loan agreement for $10,000 which is payable on the earlier of January 20, 2012 or within seven days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum.

m)

On January 21, 2010, the Company entered into a loan agreement for $1,500 which is payable on the earlier of January 21, 2012 or within 7 days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum.

n)

On January 29, 2010, the Company entered into a loan agreement for $8,551 (Cdn$9,000) which is payable on the earlier of January 29, 2011 or within seven days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum.

5.                    Related Party Transactions

a)     On June 9, 2008, the Company entered into a consulting agreement for a term of three years with the CFO of the Companyand agreed to pay Cdn$3,000  per month and issue 500,000 stock options to purchase 500,000 common shares at an exercise price of $1.50 per share. On March 24, 2009, the Company entered into an option amendment agreement to re-price the exercise price of the options from $1.50 per share to $0.50 per share. The agreement also extended the term of the 500,000 stock options to June 5, 2013.  Refer to Note 7.  Effective December 1, 2009, it was mutually agreed between the CFO and the Company to cease the recognition of the Cdn$3,000 per month.  During the three month period ended February 28, 2010, the Company recorded $nil in management fees (2009 - $7,303).  On April 1, 2010, the Company amended the terms of the consulting agreement.  Refer to Note 8.

b)      As at February 28, 2010, the Company is indebted to the CFO of the Company for $19,477 (Cdn$20,500) (November 30, 2009 - $33,829 (Cdn$35,711)), representing management fees owed. The amount due is non-interest bearing, unsecured and due on demand.  On April 1, 2010, the CFO of the Company forgave the Cdn$20,500 owed to him.  Refer to Note 8.

c)     On July 3, 2008, the Company entered into a loan agreement with a company controlled by a director of the Company for $50,000 which is due on January 31, 2009, or within seven days of the Company completing a $1,500,000 financing, is unsecured, and bears interest at 5% per annum. The loan has further been extended toJanuary 31, 2011. On January 28, 2010, $11,000 of the $50,000 principal was assigned to two unrelated parties and the Company settled the $11,000 by issuance of 11,000,000 shares of common stock.  Refer to Note 6(b).  On February 9, 2010, the debt holder assigned principal of $2,000 to an unrelated party and the Company settled the $2,000 by issuance of 2,000,000 shares of common stock.  Refer to Note 6(c).  As at February 28, 2010, the Company is also indebted to this company for $6,219 (November 30, 2009 - $4,875), which is non-interest bearing, unsecured and due on demand.

d)     On December 4, 2009, the Company entered into a loan agreement with a director of the Company for $7,000 which is payable on the earlier of December 4, 2010 or within seven days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum.

e)     On January 29, 2010, the Company entered into a loan agreement with a director of the Company for $8,551 (Cdn$9,000) which is payable on the earlier of January 29, 2011 or within seven days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum.

f)        As at February 28, 2010, the Company is indebted to a director for $27,211 (November 30, 2009 - $23,615), representing $3,596 of interest on loans payable and $23,615 of expenditures paid on behalf of the Company. These amounts is unsecured, non-interest bearing and due on demand.

6.

Common Stock

a)     On January 28, 2010, the Company issued 36,000,000 shares of common stock with a fair value of $828,000 to settle $36,000 of loans payable. The Company recorded a loss on settlement of debt of $792,000.

MASS Petroleum Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

February 28, 2010

(unaudited)

6.             Common Stock (continued)

b)     On February 9, 2010, the Company issued 2,000,000 shares of common stock with a fair value of $32,000 to settle $2,000 of loan payable.   The Company recorded a loss on settlement of debt of $30,000.

7.

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

As at February 28, 2010, there were 125,000 unvested stock options. During the three month period ended February 28, 2010, the Company recorded stock-based compensation of $26,268, including the incremental compensation cost of $2,851 resulting from the amendment, as general and administrative expense.

        A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price* $	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value $
Outstanding, November 30, 2008 and 2009	500,000	0.50*

Granted		
Forfeited		

Outstanding, February 28, 2010	500,000	0.50	3.27	

Exercisable, February 28, 2010	375,000	0.50	3.27	

*November 30, 2008 and 2009 weighted average exercise price was revised pursuant to the March 24, 2009 option amendment agreement

A summary of the status of the Company’s non-vested stock options as of February 28, 2010, and changes during the three month period ended February 28, 2010, is presented below:

Non-vested options	Number of Options	Weighted Average Fair Value* $
Non-vested at November 30, 2009	250,000	1.49*

Vested	(125,000)	1.49

Non-vested at February 28, 2010	125,000	1.49

As at February 28, 2010, there was $26,203 of unrecognized compensation costs related to non-vested share-based compensation, which is expected to be recognized over a weighted average period of 0.27 years.

8.             Subsequent Event

On April 1, 2010, the Company amended the consulting agreement with the CFO of the Company as described in Note 5(a).  Under the amended agreement, the Company agreed to pay Cdn$200 an hour with a minimum charge of Cdn$1,000 per month.  The CFO of the Company has also forgiven Cdn$20,500 of management fees owed to him.

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

We have incurred losses since our inception.  We rely upon the sale of our securities to fund our operations.  We have generated limited revenues of $16,508 from our 2.34% non-operated interest in three operating wells in Kingfisher County, Oklahoma since our inception to February 28, 2010.

We intend to build our business through the acquisition of producing and exploration stage oil and natural gas wells, interests and leases.  Our strategy is to combine the secure and reliable revenue source of operated and non-operated interests from producing oil wells with the higher risk development of oil and gas exploration projects.  For the next 12 months (beginning April 2010), we plan to purchase additional operated and non-operated interests in producing oil and natural gas properties, to acquire additional exploration stage properties and carry out an exploration program on the acquired properties.  We are not involved in any bankruptcy, receivership or similar proceedings.

Liquidity and Capital Resources

As of February 28, 2010, we had cash of $2,823 and a working capital deficit of $212,886.  Our accumulated deficit from inception to February 28, 2010 was $3,853,807.  Our net loss of $1,022,360 for the three months ended February 28, 2010 was mostly funded by funds raised from equity financing since inception.  For the three months ended February 28, 2010, we raised $59,602 from financing activities, compared to $nil during the same period in 2009.  During the three months ended February 28, 2010 our cash position decreased by $20.

We used net cash of $59,582 in operating activities for the three months ended February 28, 2010 compared to net cash of $31,960 used in operating activities for the same period in 2009.  This increase in cash used in operating activities was mainly due to higher depreciation expenses.

During the three months ended February 28, 2010 our monthly cash requirement was $19,860 compared to $10,653 for the same period in 2009.  At February 28, 2010, we had cash of $2,823, which will cover our costs for less than 1 month according to our current monthly burn rate.

We expect to require approximately $1,000,000 in financing to continue our planned operation and exploration over the next year plus another $1,000,000 to cover our other operational expenses.

Our planned acquisition and exploration expenditures for oil and gas interests and properties over the next twelve months (beginning May 2010) are summarized as follows:

Description	Potential	Estimated
	completion date	Expenses
		($)
Retain a full-time engineer	June 1, 2010	400,000
and a full-time
geologist
Conduct preliminary evaluation of	July 1, 2010	600,000
potential exploration stage oil and
gas properties for acquisition
Total		1,000,000

Our other planned operational expenses for the next 12 months (beginning May 2010) are summarized as follows:

Description	Potential	Estimated
	completion date	Expenses
		($)
Select and appoint a new Board	June 1, 2010	10,000
member
Raise additional private or public	12 months	150,000
equity (legal, accounting and
marketing fees)
General and administrative	12 months	100,000
expenses
Professional fees (legal,	12 months	250,000
accounting and auditing fees)
Consultant, officer, and employee	12 months	450,000
fees
Marketing expenses	12 months	40,000
Total		1,000,000

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

Revenues

We have generated $16,508 in revenues from our 2.34% non-operating interest in the Kingfisher property since February 14, 2006 (inception) to February 28, 2010.  We generated revenues of $732 for the three months ended February 28, 2010 compared to $859 for the three months ended February 28, 2009.

Net Loss

We incurred a net loss of $71,195 for the three months ended February 28, 2010 compared to our net loss of $186,877 for the three months ended February 28, 2009.  The difference for the decrease in net loss was mainly due to a decrease in our general and administrative costs.  Since February 14, 2006 (date of inception) to February 28, 2010, we have incurred a net loss of $3,853,807.

Expenses

Our total expenses for the three months ended February 28, 2010 were $71,927 compared to $187,736, for the same period in 2009.  The decrease in our expenses during 2009 was attributable to a decrease in our general and administrative expenses.  Our general and administrative expenses decreased by $115,412 from $186,642 for the three months ended February 28, 2009 compared to $71,927 for the three months ended February 28, 2010 because of management fees.

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

Off-Balance Sheet Arrangements

As of February 28, 2010, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

MASS PETROLEUM INC.

Date: April 21, 2010	By:	/s/ Gary Chayko
Gary Chayko
President, Chief Executive
Officer and Director

Date: April 21, 2010	By:	/s/ Jordan Shapiro
Jordan Shapiro
Secretary, Treasurer
and Director

Date: April 21, 2010	By:	/s/ Vitaly Melnikov
Vitaly Melnikov
Chief Financial Officer
and Director