Form 10-Q
period 2010-05-31
MASS Petroleum Inc.
filed 2010-07-15
CIK 1388982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

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

604 688 6380
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ] No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [    ] No [ X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  [    ] Yes [    ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 14, 2010, the registrant’s outstanding common stock consisted of 135,748,000 shares.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited financial statements of MASS Petroleum Inc. (the “Company”, “MASS”, “we”, “our”, “us”) follow.  All currency references in this report are in US dollars unless otherwise noted.

MASS Petroleum Inc.

(An Exploration Stage Company)

May 31, 2010

MASS Petroleum Inc.

(An Exploration Stage Company)

Balance Sheets

(Expressed in US dollars)

	May 31, 2010 $ (unaudited)	November 30, 2009 $
ASSETS

Current Assets

Cash	14,768	2,803
Amounts receivable	3,783	4,236
Prepaid expenses	13,815	4,012

Total Current Assets	32,366	11,051

Property and Equipment (Note 3)	1,890	–
Oil and Gas Property (Note 4)	10,377	11,598

Total Assets	44,633	22,649

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	4,647	74,580
Accrued liabilities	6,666	7,234
Due to related parties (Note 6)	70,752	112,319
Loans payable (Note 5)	70,725	73,100

Total Current Liabilities	152,790	267,233

Loans payable (Note 5)	181,500	50,000

Total Liabilities	334,290	317,233

Contingencies (Note 1)

Stockholders’ Deficit

Preferred stock, 20,000,000 shares authorized, $0.0001 par value; None issued and outstanding	–	–

Common stock, 160,000,000 shares authorized, $0.0001 par value; 135,748,000 and 97,748,000 shares issued and outstanding, respectively	13,575	9,775

Additional paid-in capital	3,400,404	2,493,338

Donated capital	54,080	33,750

Deficit accumulated during the exploration stage	(3,757,716)	(2,831,447)

Total Stockholders’ Deficit	(289,657)	(294,584)

Total Liabilities and Stockholders’ Deficit	44,633	22,649

(The Accompanying Notes are an Integral Part of These Financial Statements)

MASS Petroleum Inc.

(An Exploration Stage Company)

Statements of Operations

(Expressed in US dollars)

(unaudited)

	Accumulated from February 14, 2006 (Date of Inception)	For the Three months Ended	For the Three month Ended	For the Six months Ended	For the Six months Ended
	to May 31,	May 31,	May 31,	May 31,	May 31,
	2010	2010	2009	2010	2009
	$	$	$	$	$
Revenue	17,721	1,213	346	1,945	1,205

Expenses

Depletion	23,661	832	108	1,221	630
Depreciation	3,391	–	283	–	565
General and administrative	2,120,457	54,285	209,740	116,964	396,382
Oil and gas production	10,450	306	371	614	661
Mineral property costs	1,693	–	–	–	–

Total Expenses	2,159,652	55,423	210,502	118,799	398,238

Net Loss Before Other Items	(2,141,931)	(54,210)	(210,156)	(116,854)	(397,033)

Provision for loan receivable	(75,000)	–	–	–	–
Loss on settlement of debt	(1,553,370)	–	–	(822,000)	–
Gain on settlement of account payable	12,585	–	–	12,585	–

Net Loss	(3,757,716)	(54,210)	(210,156)	(926,269)	(397,033)

Net Loss Per Share – Basic and Diluted		–	–	(0.01)	–

Weighted Average Shares Outstanding		135,748,000	81,088,000	123,297,000	81,088,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

MASS Petroleum Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	For the Six months Ended May 31, 2010 $	For the Six months Ended May 31, 2009 $
Operating Activities

Net loss	(926,269)	(397,033)

Adjustments to reconcile net loss to net cash used in operating activities:
Depletion	1,221	630
Depreciation	–	565
Stock-based compensation	50,866	313,941
Gain on settlement of account payable	(12,585)	–
Loss on settlement of debt	822,000	–

Changes in operating assets and liabilities
Amounts receivable	453	757
Prepaid expenses	(9,803)	4,564
Accounts payable	(57,348)	21,722
Accrued liabilities	(568)	(526)
Due to related parties	(23,862)	17,928

Net Cash Used In Operating Activities	(155,895)	(37,452)

Investing Activities

Purchase of property and equipment	(1,890)	–

Net Cash Used in Investing Activities	(1,890)	–

Financing Activities

Proceeds from loan payable	154,125	–
Proceeds from related party loan	15,625	–

Net Cash Provided by Financing Activities	169,750	–

Increase (Decrease) in Cash	11,965	(37,452)

Cash - Beginning of Period	2,803	45,994

Cash - End of Period	14,768	8,542

Supplemental Disclosures

Interest paid	–	–
Income taxes paid	–	–

Noncash Investing and Financing Activities

Common stock issued to settle debt	860,000	–

(The Accompanying Notes are an Integral Part of These Financial Statements)

MASS Petroleum Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

May 31, 2010

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at May 31, 2010, the Company has a working capital deficit of $120,424, has not generated significant revenue and has accumulated losses totaling $3,757,716 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended November 30, 2009, included in the Company’s Annual Report on Form 10-K, filed with the SEC.

c)

Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the valuation of long-lived assets and oil and gas properties, stock-based compensation and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected

MASS Petroleum Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

May 31, 2010

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

d)   Cash and Cash Equivalents

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

f)      Comprehensive Loss

      ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2010 and 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

MASS Petroleum Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

May 31, 2010

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

h)

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

k)

Asset Retirement Obligations

The Company follows the provisions of ASC 410, Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.  The Company did not have any asset retirement obligation at May 31, 2010 and 2009.

l)

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

May 31, 2010

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

MASS Petroleum Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

May 31, 2010

(unaudited)

3.

Property and Equipment

	Cost $	Accumulated Depreciation $	May 31, 2010 Net Carrying Value $	November 30, 2009 Net Carrying Value $
Computer Hardware	1,890	–	1,890	–

4.

Oil and Gas Property

	May 31, 2010 Net Carrying Value $	November 30, 2009 Net Carrying Value $
Proved Properties, Oklahoma

Acquisition Costs	34,038	34,038
Depletion	(23,661)	(22,440)

Net Carrying Value	10,377	11,598

On August 1, 2006, the Company acquired a 2.34% non operating interest in three oil and gas wells located in Oklahoma for $34,038.

5.

Loans Payable

a)

On July 3, 2008, the Company entered into a loan agreement with a shareholder for $25,000 which is payable on January 31, 2009 or within seven days of the Company completing a $1,500,000 financing, is unsecured and bears interest at 5% per annum. The loan was subsequently extended for another year, due on January 31, 2010.  On January 28, 2010, the Company settled the debt of $25,000 by the issuance of 25,000,000 shares of common stock.   Refer to Note 7(a).

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

May 31, 2010

(unaudited)

5.

Loans Payable (continued)

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

n)

On January 29, 2010, the Company entered into a loan agreement for $8,625 (Cdn$9,000) which is payable on the earlier of January 29, 2011 or within seven days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum.

o)

On March 25, 2010, the Company entered into a loan agreement for $20,000 which is payable on the earlier of March 25, 2012 or within seven days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum.

p)

On May 5, 2010, the Company entered into a loan agreement for $90,000 which is payable on the earlier of May 5, 2012 or within seven days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum.

6.     Related Party Transactions

a)     On June 9, 2008, the Company entered into a consulting agreement for a term of three years with the CFO of the Companyand agreed to pay Cdn$3,000 per month and issue 500,000 stock options to purchase 500,000 common shares at an exercise price of $1.50 per share. On March 24, 2009, the Company entered into an option amendment agreement to re-price the exercise price of the options from $1.50 per share to $0.50 per share. The agreement also extended the term of the 500,000 stock options to June 5, 2013.  Refer to Note 7.  Effective December 1, 2009, it was mutually agreed between the CFO and the Company to cease the recognition of the Cdn$3,000 per month.  On April 1, 2010, the Company amended the consulting agreement with the CFO of the Company.  Under the amended agreement, the Company agreed to pay Cdn$200 an hour with a minimum charge of Cdn$1,000 per month.  The CFO of the Company has also forgiven Cdn$20,500 of management fees owed to him. Refer to Note 6(b).  During the six month period ended May 31, 2010, the Company recorded $1,972 in management fees (2009 - $14,742).

b)     As at November 30, 2009, the Company is indebted to the CFO of the Company for $33,829 (Cdn$35,711), representing $33,629 (Cdn$35,500) of management fees owed and $200 (Cdn$211) of general and administrative expenses paid on behalf of the Company.  On December 8, 2009, the Company repaid $14,409 (Cdn$15,211) to the CFO.  On April 1, 2010, the CFO of the Company forgave $20,330  (Cdn$20,500) owed to him which has been recognized as donated capital..

c)     On July 3, 2008, the Company entered into a loan agreement with a company controlled by a director of the Company for $50,000 which is due on January 31, 2009, or within seven days of the Company completing a $1,500,000 financing, is unsecured, and bears interest at 5% per annum. The loan has further been extended toJanuary 31, 2011. On January 28, 2010, $11,000 of the $50,000 principal was assigned to two unrelated parties and the Company settled the $11,000 by issuance of 11,000,000 shares of common stock.  Refer to Note 7(a).  On February 9, 2010, the debt holder assigned principal of $2,000 to an unrelated party and the Company settled the $2,000 by issuance of 2,000,000 shares of common stock.  Refer to Note 7(b).  As at May 31, 2010, the Company is also indebted to this company for $5,310 (November 30, 2009 - $4,875), which is non-interest bearing, unsecured and due on demand.

MASS Petroleum Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

May 31, 2010

(unaudited)

6.    Related Party Transactions (continued)

a)     On December 4, 2009, the Company entered into a loan agreement with a director of the Company for $7,000 which is payable on the earlier of December 4, 2010 or within seven days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum.

b)     On January 29, 2010, the Company entered into a loan agreement with a director of the Company for $8,625 (Cdn$9,000) which is payable on the earlier of January 29, 2011 or within seven days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum.

c)     As at May 31, 2010, the Company is indebted to a director for $12,817 (November 30, 2009 - $23,615), representing $317 of interest on loans payable and $12,500 of expenditures paid on behalf of the Company. These amounts is unsecured, non-interest bearing and due on demand.

7.

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

As at May 31, 2010, there were 125,000 unvested stock options. During the six month period ended May 31, 2010, the Company recorded stock-based compensation of $50,866, including the incremental compensation cost of $5,468 resulting from the amendment, as general and administrative expense.

MASS Petroleum Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

May 31, 2010

(unaudited)

8.

Stock Options (continued)

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price* $	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value $
Outstanding, November 30, 2008 and 2009	500,000	0.50*

Granted	–	–
Forfeited	–	–

Outstanding, May 31, 2010	500,000	0.50	3.02	–

Exercisable, May 31, 2010	375,000	0.50	3.02	–

*November 30, 2008 and 2009 weighted average exercise price was revised pursuant to the March 24, 2009 option amendment agreement

A summary of the status of the Company’s non-vested stock options as of May 31, 2010, and changes during the three month period ended May 31, 2010, is presented below:

Non-vested options	Number of Options	Weighted Average Fair Value* $
Non-vested at November 30, 2009	250,000	1.49*

Vested	(125,000)	1.49

Non-vested at May 31, 2010	125,000	1.49

As at May 31, 2010, there was $1,604 of unrecognized compensation costs related to non-vested share-based compensation, which is expected to be recognized over a weighted average period of 0.02 years.

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

Business Overview

MASS Petroleum Inc. (“MASS”, “we”, “us”) is a start up oil and gas exploration company.  We were incorporated in the State of Nevada on February 14, 2006, under the name of XTOL Energy Inc.  We operated under this name until October 10, 2007 at which time we changed our name to LAUD Resources Inc.  On June 23, 2009 we changed our name to MASS Petroleum Inc. and on July 11, 2009, the new symbol for the quotation of our common stock on the Over the Counter Bulletin board became “MASP.OB”.  We do not have any subsidiaries.  Our principal office is located at Suite 507 – 700 West Pender Street, Vancouver, British Columbia, V6C 1G8.  Our telephone number is (604) 688-6380.  Our fiscal year end is November 30.

We have incurred losses since our inception.  We rely upon the sale of our securities to fund our operations.  We have generated limited revenues of $17,721 from our 2.34% non-operated interest in three operating wells in Kingfisher County, Oklahoma since our inception to May 31, 2010.

We intend to build our business through the acquisition of producing and exploration stage oil and natural gas wells, interests and leases.  Our strategy is to combine the secure and reliable revenue source of operated and non-operated interests from producing oil wells with the higher risk development of oil and gas exploration projects.  For the next 12 months (beginning August 2010), we plan to purchase additional operated and non-operated interests in producing oil and natural gas properties, to acquire additional exploration stage properties and carry out an exploration program on the acquired properties.  We are not involved in any bankruptcy, receivership or similar proceedings.

Liquidity and Capital Resources

As of May 31, 2010, we had cash of $14,768 and a working capital deficit of $120,424.  Our accumulated deficit from inception to May 31, 2010 was $3,757,716.  Our net loss of $926,269 for the six months ended May 31, 2010 was mostly funded by funds raised from equity financing since inception.  However, for the six months ended May 31, 2010, we did not raise any funds through the sale of our equities nor did we raise any funds through equity financing during the same period in 2009.  However, we did receive $169,750 in loans.  During the six months ended May 31, 2010 our cash position increased by $11,965.

We used net cash of $155,895 in operating activities for the six months ended May 31, 2010 compared to net cash of $37,452 used in operating activities for the same period in 2009.  This increase in cash used in operating activities was mainly due to paying down accounts payable.

During the six months ended May 31, 2010 our monthly cash requirement was approximately $25,983 compared to $6,242 for the same period in 2009.  At May 31, 2010, we had cash of $14,768, which will cover our costs for less than 1 month according to our current monthly burn rate.

We expect to require approximately $1,000,000 in financing to continue our planned operation and exploration over the next year plus another $1,000,000 to cover our other operational expenses.

Our planned acquisition and exploration expenditures for oil and gas interests and properties over the next twelve months (beginning August 2010) are summarized as follows:

Description	Potential	Estimated
	completion date	Expenses
		($)
Retain a full-time engineer	September 1, 2010	400,000
and a full-time
geologist
Conduct preliminary evaluation of	September 1, 2010	600,000
potential exploration stage oil and
gas properties for acquisition

Total		1,000,000

Our other planned operational expenses for the next 12 months (beginning August 2010) are summarized as follows:

Description	Potential	Estimated
	completion date	Expenses
		($)
Select and appoint a new Board	August 1, 2010	10,000
member

Raise additional private or public	12 months	150,000
equity (legal, accounting and
marketing fees)

General and administrative	12 months	100,000
expenses

Professional fees (legal,	12 months	250,000
accounting and auditing fees)

Consultant, officer, and employee	12 months	450,000
fees

Marketing expenses	12 months	40,000

Total		1,000,000

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

Results of Operations for the Six Months Ended May 31, 2010 Compared to the Same Period in 2009, and From Inception to May 31, 2010

We began to earn nominal revenues in February 2007 from our non-operated working interests in three producing wells.  We plan to purchase additional non-operated and operated working interests in existing oil and gas leases

Revenues

We have generated $17,721 in revenues from our 2.34% non-operating interest in the Kingfisher property since February 14, 2006 (inception) to May 31, 2010.  We generated revenues of $1,945 for the six months ended May 31, 2010 compared to $1,205 for the six months ended May 31, 2009.

Net Loss

We incurred a net loss of $926,269 for the six months ended May 31, 2010 compared to our net loss of $397,033 for the six months ended May 31, 2009.  The increase in net loss was mainly due to loss on settlement of debt.  Since February 14, 2006 (date of inception) to May 31, 2010, we have incurred a net loss of $3,757,716.

Expenses

Our total expenses for the six months ended May 31, 2010 were $118,799 compared to $398,238, for the same period in 2009.  The decrease in our expenses during 2010 was attributable to a decrease in our general and administrative expenses.  Our general and administrative expenses decreased by $279,418 from $396,382 for the six months ended May 31, 2009 compared to $116,964 for the six months ended May 31, 2010.  Our general and administrative expenses consist of professional fees, management and consulting fees, stock based compensation, bank charges, travel, meals and entertainment, rent, office maintenance, communications (cellular, internet, fax and telephone), courier, postage costs and office supplies.

Results of Operations for the Three Months Ended May 31, 2010 Compared to the Same Period in 2009

Revenues

We generated revenues of $1,213 for the three months ended May 31, 2010 compared to $346 for the three months ended May 31, 2009.

Net Loss

We incurred a net loss of $54,210 for the three months ended May 31, 2010 compared to our net loss of $210,156 for the three months ended May 31, 2009.  The decrease was mainly due to less general and administrative expense.

Expenses

Our total expenses for the three months ended May 31, 2010 were $55,423 compared to $210,502, for the same period in 2009.  The decrease in our expenses during 2010 was attributable to a decrease in our general and administrative expenses.  Our general and administrative expenses decreased by $155,455 from $209,740 for the three months ended May 31, 2009 compared to $54,285 for the three months ended May 31, 2010.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of May 31, 2010, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

MASS PETROLEUM INC.

Date: July 15, 2010	By:	/s/ Gary Chayko
Gary Chayko
President, Chief Executive
Officer and Director

Date: July 15, 2010	By:	/s/ Jordan Shapiro
Jordan Shapiro
Secretary, Treasurer
and Director

Date: July 15, 2010	By:	/s/ Vitaly Melnikov
Vitaly Melnikov
Chief Financial Officer
and Director