Form 10-Q
period 2010-08-31
MASS Petroleum Inc.
filed 2010-10-20
CIK 1388982

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

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

As of October 14, 2010, the registrant’s outstanding common stock consisted of 81,088,000 shares.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited financial statements of MASS Petroleum Inc. (the “Company”, “MASS”, “we”, “our”, “us”) follow.  All currency references in this report are in US dollars unless otherwise noted.

MASS Petroleum Inc.

(An Exploration Stage Company)

August 31, 2010

MASS Petroleum Inc.

(An Exploration Stage Company)

Balance Sheets

(Expressed in US dollars)

	August 31, 2010 $	November 30, 2009 $
	(unaudited)
ASSETS

Current Assets

Cash	24,548	2,803
Amounts receivable	4,869	4,236
Prepaid expenses	6,863	4,012

Total Current Assets	36,280	11,051

Property and Equipment (Note 3)	3,086	–
Oil and Gas Property (Note 4)	9,522	11,598

Total Assets	48,888	22,649

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	10,086	74,580
Accrued liabilities	11,450	7,234
Due to related parties (Note 6)	68,999	112,319
Loans payable (Note 5)	70,725	73,100

Total Current Liabilities	161,980	267,233

Loans payable (Note 5)	201,500	50,000

Total Liabilities	363,480	317,233

Contingencies (Note 1)

Stockholders’ Deficit

Preferred stock, 20,000,000 shares authorized, $0.0001 par value; None issued and outstanding	–	–

Common stock, 160,000,000 shares authorized, $0.0001 par value; 135,748,000 and 97,748,000 shares issued and outstanding, respectively	13,575	9,775

Additional paid-in capital	3,402,008	2,493,338

Donated capital	54,080	33,750

Deficit accumulated during the exploration stage	(3,784,255)	(2,831,447)

Total Stockholders’ Deficit	(314,592)	(294,584)

Total Liabilities and Stockholders’ Deficit	48,888	22,649

(The Accompanying Notes are an Integral Part of These Financial Statements)

MASS Petroleum Inc.

(An Exploration Stage Company)

Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the Three months Ended	For the Three months Ended	For the Nine months Ended	For the Nine months Ended	Accumulated from February 14, 2006 (Date of Inception)
	August 31,	August 31,	August 31,	August 31,	to August 31,
	2010	2009	2010	2009	2010
	$	$	$	$	$
Revenue	1,263	655	3,208	1,860	18,984

Expenses

Depletion	855	343	2,076	973	24,516
Depreciation	281	–	281	565	3,672
General and administrative	26,334	116,797	143,298	513,179	2,146,791
Oil and gas production	332	282	946	943	10,782
Mineral property costs	–	–	–	–	1,693

Total Expenses	27,802	117,422	146,601	515,660	2,187,454

Net Loss Before Other Items	(26,539)	(116,767)	(143,393)	(513,800)	(2,168,470)

Provision for loan receivable	–	–	–	–	(75,000)
Loss on settlement of debt	–	–	(822,000)	–	1,553,370
Gain on settlement of account payable	–	–	12,585	–	12,585

Net Loss	(26,539)	(116,767)	(952,808)	(513,800)	3,784,255

Net Loss Per Share – Basic and Diluted	–	–	(0.01)	(0.01)	–

Weighted Average Shares Outstanding	135,748,000	81,088,000	127,478,000	81,088,000	–

(The Accompanying Notes are an Integral Part of These Financial Statements)

MASS Petroleum Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	For the Nine months Ended August 31, 2010 $	For the Nine months Ended August 31, 2009 $	Accumulated from February 14, 2006 (Date of Inception) to August 31, 2009 $
Operating Activities

Net loss for the period	(952,808)	(513,800)	(3,784,255)

Adjustments to reconcile net loss to net cash used in operating activities:
Depletion	2,076	973	24,516
Depreciation	281	565	3,672
Donated services and rent	–	–	33,750
Stock-based compensation	52,470	402,360	1,338,063
Provision for loan receivable	–	–	75,000
Gain on settlement of account payable	(12,585)	–	(12,585)
Loss on settlement of debt	822,000	–	1,553,370

Changes in operating assets and liabilities
Amounts receivable	(633)	(1,987)	(4,869)
Prepaid expenses	(2,851)	4,563	(6,863)
Accounts payable	(51,189)	13,390	23,391
Accrued liabilities	4,216	50	12,050
Due to related parties	(25,615)	25,685	38,354

Net Cash Used In Operating Activities	(164,638)	(68,201)	(706,406)

Investing Activities

Loan receivable	–	–	(75,000)
Purchase of property and equipment	(3,367)	–	(6,758)
Purchase of oil and gas property	–	–	(34,038)

Net Cash Used in Investing Activities	(3,367)	–	(115,796)

Financing Activities

Proceeds from loan payable	174,125	27,500	306,625
Proceeds from related party loan	15,625	–	95,625
Proceeds from issuance of common stock	–	–	446,000
Share issuance costs	–	–	(1,500)

Net Cash Provided by Financing Activities	189,750	27,500	846,750

Increase (Decrease) in Cash	21,745	(40,701)	24,548

Cash - Beginning of Period	2,803	45,994	–

Cash - End of Period	24,548	5,293	24,548

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

Noncash Investing and Financing Activities

Common stock issued to settle debt	860,000	–	1,633,020

(The Accompanying Notes are an Integral Part of These Financial Statements)

MASS Petroleum Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

August 31, 2010

(Expressed in US dollars)

(unaudited)

1.

Nature of Operations and Continuance of Business

MASS Petroleum Inc. (the “Company”) was incorporated in the State of Nevada on February 14, 2006 under the name XTOL Energy Inc. On October 11, 2007, the Company changed its name to LAUD Resources Inc. On June 23, 2008, the Company changed its name from LAUD Resources Inc. to MASS Petroleum Inc. The Company is an Exploration Stage Company, as defined by Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company’s principal business is the acquisition and exploration of oil and gas properties located in the United States.

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31, 2010, the Company has a working capital deficit of $125,700, and has accumulated losses totaling $3,784,255 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

August 31, 2010

(Expressed in US dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

d)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

e)

Loss Per Share

The Company computes loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

f)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at August 31, 2010 and November 30, 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

g)

Oil and Gas Properties

The Company utilizes the full-cost method of accounting for petroleum and natural gas properties.  Under this method, the Company capitalizes all costs associated with acquisition, exploration, and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country-by-country basis. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made, the Company assesses annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

The Company applies a ceiling test to the capitalized cost in the full cost pool. The ceiling test limits such cost to the estimated present value, using a ten percent discount rate, of the future net revenue from proved reserves based on current economic and operating conditions. Specifically, the Company computes the ceiling test so that capitalized cost, less accumulated depletion and related deferred income tax, do not exceed an amount (the ceiling) equal to the sum of: The present value of estimated future net revenue computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current cost) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus the cost of property not being amortized; plus the lower of cost or estimated fair value of unproven properties included in the costs being amortized; less income tax effects related to differences between the book and tax basis of the property. For unproven properties, the Company excludes from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, the Company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. The Company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test.

MASS Petroleum Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

August 31, 2010

(Expressed in US dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

h)

Property and Equipment

Property and equipment consists of computer hardware, and is recorded at cost and amortized on a straight-line basis over its estimated life of three years.

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

k)

Asset Retirement Obligations

The Company follows the provisions of ASC 410, Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.  The Company did not have any asset retirement obligation at August 31, 2010 and 2009.

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

August 31, 2010

(Expressed in US dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

l)

Financial Instruments and Fair Value Measures (continued)

The Company’s financial instruments consist principally of cash, amounts receivable, accounts payable, accrued liabilities, amounts due to related parties, and loans payable. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

p)

Deferred Financing Costs

In accordance with the ASC 835-30, Interest – Imputation of Interest, the Company recognizes debt issue costs on the balance sheet as deferred charges, and amortizes the balance over the term of the related debt.  The Company follows the guidance in the ASC 230, Statement of Cash Flows, and classifies cash payments for debt issuance costs as a financing activity.

q)

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

MASS Petroleum Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

August 31, 2010

(Expressed in US dollars)

(unaudited)

3.

Property and Equipment

	Cost $	Accumulated Depreciation $	August 31, 2010 Net Carrying Value $ (unaudited)	November 30, 2009 Net Carrying Value $
Computer Hardware	3,367	281	3,086	–

4.

Oil and Gas Property

	August 31, 2010 Net Carrying Value $ (unaudited)	November 30, 2009 Net Carrying Value $
Proved Properties, Oklahoma

Acquisition Costs	34,038	34,038
Depletion	(24,516)	(22,440)

Net Carrying Value	9,522	11,598

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

c)

On July 6, 2009, the Company entered into a loan agreement for $7,500 which is payable on the earlier of July 15, 2010 or within seven days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum.  The loan was subsequently extended for another two years, due on July 6, 2012.

d)

On July 14, 2009, the Company entered into a loan agreement for $15,000 which is payable on the earlier of July 15, 2010 or within seven days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum.  The loan was subsequently extended for another two years, due on July 14, 2012.

e)

On July 17, 2009, the Company entered into a loan agreement for $5,000 which is payable on the earlier of July 15, 2010 or within seven days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum.  The loan was subsequently extended for another two years, due on July 15, 2012.

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

August 31, 2010

(Expressed in US dollars)

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

n)

On January 29, 2010, the Company entered into a loan agreement for $8,422 (Cdn$9,000) which is payable on the earlier of January 29, 2011 or within seven days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum.

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

q)

On July 16, 2010, the Company entered into a loan agreement for $20,000 which is payable on the earlier of July 1, 2012 or within seven days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum.

6.     Related Party Transactions

a)     On June 9, 2008, the Company entered into a consulting agreement for a term of three years with the CFO of the Companyand agreed to pay Cdn$3,000 per month and issue 500,000 stock options to purchase 500,000 common shares at an exercise price of $1.50 per share.  On March 24, 2009, the Company entered into an option amendment agreement to re-price the exercise price of the options from $1.50 per share to $0.50 per share.  The agreement also extended the term of the 500,000 stock options to June 5, 2013.  Effective December 1, 2009, it was mutually agreed between the CFO and the Company to cease the recognition of the Cdn$3,000 per month.  On April 1, 2010, the Company amended the consulting agreement with the CFO of the Company.  Under the amended agreement, the Company agreed to pay Cdn$200 an hour with a minimum charge of Cdn$1,000 per month.  The CFO of the Company has also forgiven Cdn$20,500 of management fees owed to him.  Refer to Note 6(b).  During the nine month period ended August 31, 2010, the Company recorded $4,853 in management fees (2009 - $14,742).

b)     As at November 30, 2009, the Company is indebted to the CFO of the Company for $33,829 (Cdn$35,711), representing $33,629 (Cdn$35,500) of management fees owed and $200 (Cdn$211) of general and administrative expenses paid on behalf of the Company.  On December 8, 2009, the Company repaid $14,409 (Cdn$15,211) to the CFO.  On April 1, 2010, the CFO of the Company forgave $20,330 (Cdn$20,500) owed to him which has been recognized as donated capital.

MASS Petroleum Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

August 31, 2010

(Expressed in US dollars)

(unaudited)

6.    Related Party Transactions (continued)

c)     On July 3, 2008, the Company entered into a loan agreement with a company controlled by a director of the Company for $50,000 which is due on January 31, 2009, or within seven days of the Company completing a $1,500,000 financing, is unsecured, and bears interest at 5% per annum.  The loan has further been extended toJanuary 31, 2011.  On January 28, 2010, $11,000 of the $50,000 principal was assigned to two unrelated parties and the Company settled the $11,000 by issuance of 11,000,000 shares of common stock.  Refer to Note 7(a).  On February 9, 2010, the debt holder assigned principal of $2,000 to an unrelated party and the Company settled the $2,000 by issuance of 2,000,000 shares of common stock.  Refer to Note 7(b).  As at August 31, 2010, the Company is also indebted to this company for $5,761 (November 30, 2009 - $4,875), which is non-interest bearing, unsecured and due on demand.

d)     On December 4, 2009, the Company entered into a loan agreement with a director of the Company for $7,000 which is payable on the earlier of December 4, 2010 or within seven days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum.

e)     On January 29, 2010, the Company entered into a loan agreement with a director of the Company for $8,422 (Cdn$9,000) which is payable on the earlier of January 29, 2011 or within seven days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum.

f)     As at August 31, 2010, the Company is indebted to a director for $10,800 (November 30, 2009 - $23,615), representing $508 of interest on loans payable and $12,500 of expenditures paid on behalf of the Company.  These amounts are unsecured, non-interest bearing and due on demand.

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

8.    Stock Options

On June 9, 2008, the Company granted 500,000 stock options to the CFO with an exercise price of $1.50 per share. The stock options vest at the rate of 25% (125,000 options) on each of December 6, 2008, June 6, 2009, December 6, 2009, and June 6, 2010. The stock options are exercisable until the earlier of two years following their respective vesting dates or upon termination of the agreement. However, if during the term of the agreement any third party who is not affiliated with the Company as of the date of the agreement assumes control of the Company or acquires substantially all of the Company’s assets, all 500,000 stock options will vest immediately and may be exercised for a period of ninety days following the effective date of such change of control or disposition of assets. The fair value of these stock options was estimated at the date of grant using the Black-Scholes option-pricing model assuming an expected life of 3.25 year, a risk-free rate of 3.28%, an expected volatility of 96%, and a 0% dividend yield.  The weighted average fair value of stock options granted was $1.39 per share.

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

During the nine month period ended August 31, 2010, the Company recorded stock-based compensation of $52,470, including the incremental compensation cost of $5,638 resulting from the amendment, as general and administrative expense.

MASS Petroleum Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

August 31, 2010

(Expressed in US dollars)

(unaudited)

8.    Stock Options (continued)

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price* $	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value $
Outstanding, November 30, 2008 and 2009	500,000	0.50*

Granted	–	–
Forfeited	–	–

Outstanding and exercisable, August 31, 2010	500,000	0.50	2.76	–

*November 30, 2008 and 2009 weighted average exercise price was revised pursuant to the March 24, 2009 option amendment agreement

As at August 31, 2010, there was $Nil of unrecognized compensation costs related to non-vested share-based compensation.

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

We have incurred losses since our inception.  We rely upon the sale of our securities to fund our operations.  We have generated limited revenues of $18,984 from our 2.34% non-operated interest in three operating wells in Kingfisher County, Oklahoma since our inception to August 31, 2010.

We intend to build our business through the acquisition of producing and exploration stage oil and natural gas wells, interests and leases.  Our strategy is to combine the secure and reliable revenue source of operated and non-operated interests from producing oil wells with the higher risk development of oil and gas exploration projects.  For the next 12 months (beginning November 2010), we plan to purchase additional operated and non-operated interests in producing oil and natural gas properties, to acquire additional exploration stage properties and carry out an exploration program on the acquired properties.  We are not involved in any bankruptcy, receivership or similar proceedings.

Since we terminated the share exchange agreement and addendum that we entered into with Uraltransneft Co., Ltd. and the selling shareholders of Uraltransneft (entered into on May 19, 2008 and disclosed by us in our report on Form 8-K dated May 19, 2008), our management has decided to shift our focus from Russia to North America to take advantage of stable low to medium risk opportunities that have emerged due to current economic conditions.  We have no further obligations or liabilities pursuant to this transaction.

On July 22, 2010, we entered into a non-binding Letter of Intent with JKA Ventures Corp. (“JKA”) whereby we have agreed to purchase JKA’s working interest in the Walnut, Southeast Field in Crawford County, Kansas.  The preliminary terms are that we will acquire 100% of JKA’s working interest for a total price of US $800,000, with a 10% deposit payable at the completion of our due diligence.  The transaction was scheduled to close by September 1, 2010.  As of October 15, 2010 we have not commenced due diligence efforts nor entered into a final, formal contract.

Liquidity and Capital Resources

As of August 31, 2010, we had cash of $24,548 and a working capital deficit of $125,700.  Our accumulated deficit from inception to August 31, 2010 was $3,784,255.  Our net loss of $952,808 for the nine months ended August 31, 2010 was mostly funded by funds raised from equity financing since inception and from loans.  During the nine months ended August 31, 2010 and 2009, we did not raise any funds through the sale of our equities.  During the nine months ended August 31, 2010 our cash position increased by $21,745.

During the nine months ended August 31, 2010, we used net cash of $164,638 in operating compared to net cash used of $68,201 used in operating activities for the same period in 2009.  This increase in cash used in operating activities was mainly due to repayment of outstanding accounts payable and accrued liabilities from the proceeds we received from loans payable.

During the nine months ended August 31, 2010, we used net cash of $3,367 in investing activities for the purchase of computer hardware.

During the nine months ended August 31, 2010, we received proceeds $189,750 in financing activities compared with proceeds of $27,500 for the same period in fiscal 2009.  The increase in proceeds received from financing activities was attributed to $174,125 of proceeds from issuance of loans payable whereas only $27,500 was received in fiscal 2009.

During the nine months ended August 31, 2010 our monthly cash requirement was $18,293 compared to $7,578 for the same period in 2009.  At August 31, 2010, we had cash of $24,548, which will cover our costs for approximately one and a half months according to our current monthly burn rate.

We expect to require approximately $1,000,000 in financing to continue our planned operation and exploration over the next year plus another $1,000,000 to cover our other operational expenses.

Our planned acquisition and exploration expenditures for oil and gas interests and properties over the next twelve months (beginning November 2010) are summarized as follows:

Description	Potential completion date	Estimated Expenses ($)
Retain a full-time engineer and a full-time Geologist	February 1, 2010	400,000

Conduct preliminary evaluation of potential exploration stage oil and gas properties for acquisition	April 1, 2010	600,000

Total		1,000,000

Our other planned operational expenses for the next 12 months (beginning November 2010) are summarized as follows:

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

Revenues

From our date of inception to August 31, 2010, we have generated $18,984 in revenues from our 2.34% non-operating interest in the Kingfisher property.  During the three and nine months ended August 31, 2010, we generated revenues of $1,263 and $3,208 compared to $655 and 1,860 for the three and nine months ended August 31, 2009, respectively.

Net Loss and Expenses

For the nine months ended August 31, 2010, we incurred a net loss of $952,808 compared to our net loss of $513,800 for the nine months ended August 31, 2009.  The increase in net loss was attributed to an $822,000 loss on settlement of debt, and was offset by a decrease in general and administrative costs of $369,881 due to the fact that cash flows were limited.

For the three months ended August 31, 2010, we incurred a net loss of $26,539 compared to a net loss of $116,767 for the three months ended August 31, 2009.  The decrease in net loss is attributed to a decline of $90,463 in general and administrative costs due to the fact that the Company did not incur as much activity in the current period as compared to prior year.

General and administrative costs are comprised of professional fees, management and consulting fees, stock-based compensation expense, bank charges, travel, meals and entertainment, rent, office maintenance, communications, courier, postage, and office supplies.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of August 31, 2010, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Date: October 20, 2010	By:	/s/ Gary Chayko
Gary Chayko
President, Chief Executive
Officer and Director

Date: October 20, 2010	By:	/s/ Jordan Shapiro
Jordan Shapiro
Secretary, Treasurer
and Director

Date: October 20, 2010	By:	/s/ Vitaly Melnikov
Vitaly Melnikov
Chief Financial Officer
and Director