Form 10-K
period 2010-11-30
MASS Petroleum Inc.
filed 2011-03-04
CIK 1388982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2010

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

(604) 688-6380

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

Aggregate market value of the voting and non-voting stock of the registrant held by non-affiliates of the registrant as of May 31, 2010: $58,529 (Non-affiliate holdings of  97,547,700 common shares, closing price of $0.0060).

As of March 3, 2011 the registrant’s outstanding stock consisted of 135,748,000 common shares.

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

Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operation

Item 8 Financial Statements and Supplementary Data

Item 9 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A Controls and Procedures

Item 9B Other Information

PART  III

Item 10 Directors, Executive Officers and Corporate Governance

Item 11 Executive Compensation

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13 Certain Relationships and Related Transactions and Director Independence

Item 14 Principal Accountant Fees and Services

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

Overview

We are a start up oil and gas exploration company.  We were incorporated in the State of Nevada on February 14, 2006, under the name “XTOL Energy Inc.”  We operated under this name until October 10, 2007, and then changed our name to LAUD Resources Inc.  On June 23, 2008, we changed our name to MASS Petroleum Inc. and on July 11, 2008, we received a new symbol for the quotation of our common stock on the OTC Bulletin Board, “MASP.OB”.

We do not have any subsidiaries.  Our principal office is located at Suite 507-700 West Pender Street, Vancouver, British Columbia, V6C 1G8.  Our telephone number is (604) 688-6380.  Our fiscal year end is November 30.

We have incurred losses since our inception.  We rely upon the sale of our securities to fund our operations.  We have generated limited revenues of $19,647 from our 2.34% non operated interest in three operating wells in Oklahoma from the time we acquired our interest on August 1, 2006 to November 30, 2010.

We intend to build our business through the acquisition of producing and exploration stage oil and natural gas wells, interests and leases.  Our strategy is to combine the secure and reliable revenue source of operated and non-operated interest from producing oil wells with the higher risk development of oil and gas exploration projects.  For the next twelve months (beginning April 2011), we plan to purchase additional operated and non-operated interests in producing oil and natural gas properties, to acquire additional development stage exploration properties and to carry out an exploration program on the acquired properties.  We are not involved in any bankruptcy, receivership or similar proceedings.

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

As of March 3, 2011 we do not have any subsidiaries.

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

Regarding our current non-operated interest, we are responsible for a 2.34% share of the costs of (1) any claims arising from the production and sale of hydrocarbons from the interest after August 1, 2006, which is the date we acquired our 2.34% interest in the three wells in Oklahoma; (2) any governmental request or requirement to plug, re-plug or abandon any wells, status or classification, or take any clean up or other actions with respect to our interest; and (3) any claims for personal injury, death, damage to property or damage to the environment arising directly or indirectly from the use, occupation, operation, maintenance or abandonment of our interest. As at November 30, 2010 we have not incurred any such costs.

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

Employees and Consultants

As of November 30, 2010, we did not have any full time or part time employees. Our Chief Executive Officer and our Chief Financial Officer work as part time consultants in the areas of business development and management; each contributing approximately 15% of their time to us.  Our Secretary is also involved in our operations and devotes approximately 15% of his time to us.  We currently engage independent contractors in the areas of accounting, geologist services, legal, auditing services, investment banking and corporate development.

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

During the first six months of 2007, these wells produced a combined average of approximately 130 thousand cubic feet of gas per day and 1.2 barrels of oil per day. The 2.34% interest generated an average monthly income of approximately $515 per month during the past five years.  We received revenues of $19,647 from our 2.34% interest from February 2007 to November 30, 2010.

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

We have an executive office located at Suite 507-700 West Pender Street, Vancouver, British Columbia, Canada, V6C 1G8.  During the year ended November 30, 2010, we paid $16,260 of rent expense to an unrelated party.

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

The following table shows the high and low bid quotations of our common shares on the OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High ($)	Low ($)
December 1, 2010 – February 28, 2011	0.038	0.0013
September 1, 2010 – November 30, 2010	0.0055	0.0017
June 1, 2010 – August 31, 2010	0.0180	0.0040
March 1, 2010 – May 31, 2010	0.0156	0.0040
December 1, 2009 – February 29, 2010	0.0450	0.0120
July 30, 2009 – November 30, 2009	0.51	0.0170

Holders

As of March 3, 2011, there were 91 holders of record of our common stock.

Dividends

We did not issue any stock dividends during our fiscal year ended November 30, 2010.

Equity Compensation Plans

We have not implemented any equity compensation plans.

Recent Sales of Unregistered Securities

We did not make any sales of unregistered securities which were not previously reported in our quarterly filings for fiscal 2010.

Use of Proceeds from Sale of Registered Securities

None during the fiscal year ended November 30, 2010.

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

We have only recently begun our current operations, have earned nominal revenues and have accumulated a net loss of $3,814,077 from February 14, 2006 (date of inception) to November 30, 2010.

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

Liquidity and Capital Resources

As of November 30, 2010, we had cash of $11,239 compared to $2,803 in cash at November 30, 2009 and total assets of $32,653 compared to $22,649 as at November 30, 2009.  The increase in cash and total assets were attributed to proceeds received from the issuance of new loans during the year.

At November 30, 2010, we had a working capital deficit of $175,622 compared to a working capital deficit of $256,182 at November 30, 2009.  The decrease in the working capital deficit was due to the fact that we settled current loans payable and related party balances with the issuance of common shares, and issued new loans payable that were classified as non-current liabilities.

Our net loss from February 14, 2006 (date of inception) to November 30, 2010 was $3,814,077 and has been funded primarily through the sale of shares of our common stock, along with loans from our management team and other non-related parties.  During the year ended November 30, 2010, we received 174,267 in financing from the issuance of loans payable, and we did not raise any funds from equity financing.

We plan to begin raising additional equity if and when markets improve.  We will attempt to renegotiate our loan agreements or make other arrangements to defer payment on our outstanding loans.  There can be no assurance that markets will improve in the near future or that we will be successful in arranging suitable terms for repayment of our outstanding loans.  Our ability to continue as a going concern remains uncertain.

Cashflows from Operating Activities

During the year ended November 30, 2010, we used $177,519 of cash flows for operating activities compared to $120,691 for the year ended November 30, 2009.  The increase in the use of cash for operating activities is due to repayment of outstanding accounts payable from financing proceeds received during the year.  From February 15, 2006 (date of inception) to November 30, 2010, the Company has used $719,287 of cash for operating activities.

Cashflows from Investing Activities

During the year ended November 30, 2010, we used $3,937 of cash flows for investing activities compared to $nil for the year ended November 30, 2009.  The increase in the use of cash for investing activities was due to the purchase of computer hardware for the Company’s office during the year.  From February 15, 2006 (date of inception) to November 30, 2010, the Company has used $116,366 of cash for investing activities, the issuance of $75,000 to Uraltransneft which has been fully impaired in 2008 due to uncertainty of collection, $7,328 for the purchase of property and equipment, and $34,038 for the acquisition of the oil and gas properties in 2006.

Cashflows from Financing Activities

During the year ended November 30, 2010, we received $189,892 of cash flows from financing activities compared to $77,500 for the year ended November 30, 2009.  The increase in proceeds from financing activities was attributed to the issuance of $174,267 of loans payable during the year in addition to $15,625 of proceeds received from related parties.  From February 15, 2006 (date of inception) to November 30, 2010, the Company has received $846,892 of cash from financing activities including $306,767 of proceeds from loans payable, $446,000 from the issuance of common shares less $1,500 for share issuance costs, and $95,625 from related parties.

During the fiscal year ended November 30, 2010, we required approximately $14,793 in cash to fund our operations each month.  As of November 30, 2010, we had cash of $11,239.  However, we anticipate that beginning April 2010 our monthly expenses will increase to $269,000, which includes $7,000 monthly for general and administrative expenses, $10,000 monthly for consulting and employee expenses, $8,000 monthly for professional fees, $2,500,000 for the acquisition of non-operated working interests and an exploration project and approximately $66,667 monthly for exploration costs.

Currently, we are reviewing additional non-operated working interests and leases in Oklahoma, California, Texas and Canada.

We expect to require approximately $3,937,000 in financing to continue our planned operation and exploration over the next year.  Our planned acquisition and exploration expenditures for oil and gas interests and properties over the next twelve months (beginning December 2010) are summarized as follows:

Description	Potential completion date	Estimated Expenses ($)
Retain a full-time engineer, a full- time land specialist and a full-time geologist	April 1, 2011	242,000
Purchase non-operated working interests in existing leases	May 1, 2011	2,000,000
Acquire a development stage exploration project	August 1, 2011	500,000
Develop and carry out a preliminary exploration program on an acquired property	September 1, 2011 – November 30, 2012	800,000
Total		3,542,000

Our other planned operational expenses for the next twelve months (beginning December 2010) are summarized as follows:

Description	Potential completion date	Estimated Expenses ($)
Select and appoint a new Board member	May 1, 2011	-
Raise additional private or public equity (legal, accounting and marketing fees)	May 1, 2011	70,000
General and administrative expenses	12 months	84,000
Professional fees (legal, accounting and auditing fees)	12 months	96,000
Consulting and employee fees	12 months	120,000
Marketing expenses	12 months	25,000
Total		395,000

Of the $3,937,000 we need for the next 12 months, we had $11,239 in cash as of November 30, 2010.  We intend to raise the balance of our cash requirements for the next 12 months ($3,925,761) from private placements or possibly a registered public offering, or through further debt financing.  At this time we do not have any commitments from any broker-dealers to provide us with financing.

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

Results of Operations

We earned nominal revenues for the year ended November 30, 2010 from our non-operated working interests in three producing wells.  We plan to purchase additional non-operated working interests in existing leases.  However, we anticipate that we will incur substantial losses over the next two years.

For the fiscal year ended November 30, 2010, we generated revenues of $3,871 from our non-operating interest in the Kingfisher property compared to revenues of $2,678 for the fiscal year ended November 30, 2009.  From inception on February 14, 2006 to November 30, 2010 we have earned total revenues of $19,647.

During the year ended November 30, 2010, we incurred operating expenses of $177,086 compared to operating expenses of $631,325 for the year ended November 30, 2009.  The decrease in operating expenses in 2010 is attributed to the fact that we issued stock options to our CFO in 2009 that resulted in the recognition of $344,226 of stock-based compensation expense.  During the year ended November 30, 2010, we did not issue additional stock options.

During the year ended November 30, 2010, we recorded a loss on settlement of debt of $822,000 as compared to $731,370 for the year ended November 30, 2009.  During the year, we issued 38,000,000 common shares with a fair value of $860,000 to settle $38,000 of expenditures.

Our net loss for the year ended November 30, 2010 was $982,630 compared to a net loss of $1,360,017 for the year ended November 30, 2009.

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

Item 8.  Financial Statements and Supplementary Data

MASS Petroleum Inc.

(An Exploration Stage Company)

November 30, 2010

Index

Report of Independent Registered Public Accounting Firm

F-1

Report of Independent Registered Public Accounting Firm

F-2

Balance Sheets

F-3

Statements of Operations

F-4

Statement of Stockholders’ Equity (Deficit)

F-5

Statements of Cash Flows

F-7

Notes to the Financial Statements

F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MASS Petroleum Inc.

(An Exploration Stage Company)

We have audited the accompanying balance sheet of MASS Petroleum Inc. (An Exploration Stage Company) as of November 30, 2010, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended and accumulated from December 1, 2009 to November 30, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2010, and the results of its operations and its cash flows for the year then ended and accumulated from December 1, 2009 to November 30, 2010, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has a working capital deficit and has incurred operating losses since inception.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also discussed in Note 1 to the financial statements.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SATURNA GROUP CHARTERED ACCOUNTANTS LLP

Saturna Group Chartered Accountants LLP

Vancouver, Canada

February 25, 2011

To the Directors and Stockholders

MASS Petroleum Inc.

(An Exploration Stage Company)

We have audited the accompanying balance sheet of MASS Petroleum Inc. (An Exploration Stage Company) as of November 30, 2009, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended and accumulated for the period from February 14, 2006 (Date of Inception) to November 30, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MASS Petroleum Inc. (An Exploration Company) as of November 30, 2009, and the results of its operations, cash flows and stockholders’ deficit for the year then ended and accumulated for the period from February 14, 2006 (Date of Inception) to November 30, 2009 in conformity with accounting principles generally accepted in the United States.

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

/s/ MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

March 4, 2010

MASS Petroleum Inc.

(An Exploration Stage Company)

Balance Sheets

(Expressed in US dollars)

	November 30, 2010 $	November 30, 2009 $

ASSETS

Current Assets

Cash	11,239	2,803
Amounts receivable	6,122	4,236
Prepaid expenses	2,584	4,012

Total Current Assets	19,945	11,051

Property and equipment (Note 3)	3,328	–
Oil and gas property (Note 4)	9,380	11,598

Total Assets	32,653	22,649

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	11,536	74,580
Accrued liabilities	12,913	7,234
Due to related parties (Note 6)	80,251	112,319
Loans payable (Note 5)	90,867	73,100

Total Current Liabilities	195,567	267,233

Loans payable (Note 5)	181,500	50,000

Total Liabilities	377,067	317,233

Nature of Operations and Continuance of Business (Note 1)
Subsequent Events (Note 10)

Stockholders’ Deficit

Preferred stock, 20,000,000 shares authorized, $0.0001 par value; None issued and outstanding	–	–

Common stock, 160,000,000 shares authorized, $0.0001 par value; 135,748,000 and 97,748,000 shares issued and outstanding, respectively	13,575	9,775

Additional paid-in capital	3,456,088	2,527,088

Deficit accumulated during the exploration stage	(3,814,077)	(2,831,447)

Total Stockholders’ Deficit	(344,414)	(294,584)

Total Liabilities and Stockholders’ Deficit	32,653	22,649

(The accompanying notes are an integral part of these financial statements)

MASS Petroleum Inc.

(An Exploration Stage Company)

Statements of Operations

(Expressed in US dollars)

	For the Year Ended	For the Year Ended	Accumulated from February 14, 2006 (Date of Inception)
	November 30,	November 30,	to November 30,
	2010	2009	2010
	$	$	$

Revenue	3,871	2,678	19,647

Operating Expenses

Depletion	2,218	1,454	24,658
Depreciation	609	565	4,000
General and administrative	171,673	628,069	2,175,166
Mineral property costs	–	–	1,693
Oil and gas production	2,586	1,237	12,422

Total Operating Expenses	177,086	631,325	2,217,939

Operating Loss	(173,215)	(628,647)	(2,198,292)

Other Income (Expense)

Gain on settlement of account payable	12,585	–	12,585
Loss on settlement of debt	(822,000)	(731,370)	(1,553,370)
Provision for loan receivable	–	–	(75,000)

Total Other Income (Expense)	(809,415)	(731,370)	(1,615,785)

Net Loss	(982,630)	(1,360,017)	(3,814,077)

Net Loss Per Share – Basic and Diluted	(0.01)	(0.02)

Weighted Average Shares Outstanding	129,540,000	81,338,000

(The accompanying notes are an integral part of these financial statements)

MASS Petroleum Inc.

(An Exploration Stage Company)

Statement of Stockholders’ Equity (Deficit)

For the Period from February 14, 2006 (Date of Inception) to November 30, 2010

(Expressed in US dollars)

					Deficit
					Accumulated
			Additional	Common	During the
			Paid-in	Stock	Exploration
	Shares	Amount	Capital	Subscribed	Stage	Total
	#	$	$	$	$	$

Balance – February 14, 2006 (Date of Inception)	–	–	–	–	–	–

Common stock issued at $0.0001 per share	100,000,000	10,000	(5,000)	–	–	5,000

Common stock issued at $0.05 per share	3,100,000	310	77,190	–	–	77,500

Common stock issued at $0.25 per share	684,000	68	85,432	–	–	85,500

Cancellation of common stock	(40,000,000)	(4,000)	4,000	–	–	–

Stock-based compensation	–	–	800	–	–	800

Common stock issued for consulting services	12,000,000	1,200	223,800	–	–	225,000

Common stock to be issued for consulting services rendered	–	–	–	2,500	–	2,500

Donated services and rent	–	–	11,250	–	–	11,250

Net loss for the period	–	–	–	–	(58,427)	(58,427)

Balance – November 30, 2006	75,784,000	7,578	397,472	2,500	(58,427)	349,123

Common stock issued at $0.125 per share	80,000	8	9,992	–	–	10,000

Common stock issued for consulting services	20,000	2	2,498	(2,500)	–	–

Common stock issued at $0.25 per share less share issuance costs	60,000	6	14,994	–	–	15,000

Common stock issuance costs	–	–	(1,500)	–	–	(1,500)

Common stock issued for advisory services	20,000	2	4,998	–	–	5,000

Common stock issued at $0.225 per share	1,124,000	113	252,887	–	–	253,000

Common stock issued for consulting services	4,000,000	400	359,600	–	–	360,000

Donated services and rent	–	–	15,000	–	–	15,000

Net loss for the year	–	–	–	–	(452,318)	(452,318)

Balance – November 30, 2007	81,088,000	8,109	1,055,941	–	(510,745)	553,305

Stock-based compensation	–	–	348,067	–	–	348,067

Donated services and rent	–	–	7,500	–	–	7,500

Net loss for the year	–	–	–	–	(960,685)	(960,685)

Balance – November 30, 2008	81,088,000	8,109	1,411,508	–	(1,471,430)	(51,813)

(The accompanying notes are an integral part of these financial statements)

MASS Petroleum Inc.

(An Exploration Stage Company)

Statement of Stockholders’ Equity (Deficit)

For the Period from February 14, 2006 (Date of Inception) to November 30, 2010

(Expressed in US dollars)

				Deficit
				Accumulated
			Additional	During the
			Paid-in	Exploration
	Shares	Amount	Capital	Stage	Total
	#	$	$	$	$

Balance – November 30, 2008	81,088,000	8,109	1,411,508	(1,471,430)	(51,813)

Stock-based compensation	–	–	344,226	–	344,226

Common stock issued to settle debt	16,660,000	1,666	771,354	–	773,020

Net loss for the year	–	–	–	(1,360,017)	(1,360,017)

Balance – November 30, 2009	97,748,000	9,775	2,527,088	(2,831,447)	(294,584)

Common stock issued to settle debt	38,000,000	3,800	856,200	–	860,000

Stock-based compensation	–	–	52,470	–	52,470

Donated services	–	–	20,330	–	20,330

Net loss for the year	–	–	–	(982,630)	(982,630)

Balance – November 30, 2010	135,748,000	13,575	3,456,088	(3,814,077)	(344,414)

(The accompanying notes are an integral part of these financial statements)

MASS Petroleum Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

	For the Year Ended November 30, 2010 $	For the Year Ended November 30, 2009 $	Accumulated from February 14, 2006 (Date of Inception) to November 30, 2010 $

Operating Activities

Net loss for the period	(982,630)	(1,360,017)	(3,814,077)

Adjustments to reconcile net loss to net cash used in operating activities:
Depletion	2,218	1,454	24,658
Depreciation	609	565	4,000
Donated services and rent	20,330	–	54,080
Stock-based compensation	52,470	460,116	1,338,063
Provision for loan receivable	–	–	75,000
Gain on settlement of account payable	(12,585)	–	(12,585)
Loss on settlement of debt	822,000	731,370	1,553,370

Changes in operating assets and liabilities:
Amounts receivable	(1,886)	(3,479)	(6,122)
Prepaid expenses	1,428	1,468	(2,584)
Accounts payable	(50,459)	(5,534)	24,121
Accrued liabilities	5,679	5,179	13,513
Due to related parties	(34,693)	48,187	29,276

Net Cash Used In Operating Activities	(177,519)	(120,691)	(719,287)

Investing Activities

Loan receivable	–	–	(75,000)
Purchase of property and equipment	(3,937)	–	(7,328)
Purchase of oil and gas property	–	–	(34,038)

Net Cash Used in Investing Activities	(3,937)	–	(116,366)

Financing Activities

Proceeds from loans payable	174,267	77,500	306,767
Proceeds from related party loans	15,625	–	95,625
Proceeds from issuance of common stock	–	–	446,000
Share issuance costs	–	–	(1,500)

Net Cash Provided by Financing Activities	189,892	77,500	846,892

Increase (Decrease) in Cash	8,436	(43,191)	11,239

Cash - Beginning of Period	2,803	45,994	–

Cash - End of Period	11,239	2,803	11,239

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

Non-cash Investing and Financing Activities

Common stock issued to settle debt	860,000	773,020	1,633,020

(The accompanying notes are an integral part of these financial statements)

MASS Petroleum Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

November 30, 2010

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations.  As at November 30, 2010, the Company has a working capital deficit of $175,622, and has accumulated losses totaling $3,814,077 since inception.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(The accompanying notes are an integral part of these financial statements)

MASS Petroleum Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

November 30, 2010

2.

Summary of Significant Accounting Policies (continued)

e)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at November 30, 2010 and 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

f)

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

g)

Asset Retirement Obligations

The Company follows the provisions of ASC 410, Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.  As at November 30, 2010 and 2009, the Company did not have any asset retirement obligation.

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

November 30, 2010

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

The Company’s financial instruments consist principally of cash, amounts receivable, accounts payable, accrued liabilities, amounts due to related parties, and loans payable.  Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.  The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The Company has transactions in both Canada and the United States, which results in exposure to market risks from changes in foreign currency rates.  The Company’s function currency is the United States dollar.  The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates.  Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

MASS Petroleum Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

November 30, 2010

2.

Summary of Significant Accounting Policies (continued)

l)

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes.  The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse.  The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.  As of November 30, 2010 and 2009, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

n)

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation and ASC 505, Equity Based Payments to Non-Employees, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options.

ASC 718 requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model.  The Company uses the Black-Scholes option-pricing model as its method of determining fair value.  This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables.  These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviours.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

o)

Recent Accounting Pronouncements

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events - Amendments to Certain Recognition and Disclosure Requirements (“ASU No. 2010-09”).  ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events.  The adoption of this standard did not have an impact on the Company’s financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosures, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.  The adoption of this standard is not expected to have an impact on the Company’s financial statements.

MASS Petroleum Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

November 30, 2010

2.

Summary of Significant Accounting Policies (continued)

o)

Recent Accounting Pronouncements (continued)

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.

Property and Equipment

	Cost $	Accumulated Depreciation $	2010 Net Carrying Value $	2009 Net Carrying Value $

Computer hardware	7,328	4,000	3,328	–

4.

Oil and Gas Property

	2010 Net Carrying Value $	2009 Net Carrying Value $

Proved Property

Acquisition costs	34,038	34,038
Depletion	(24,658)	(22,440)

Net Carrying Value	9,380	11,598

On August 1, 2006, the Company acquired a 2.34% non operating interest in three oil and gas wells located in Oklahoma for $34,038.

5.

Loans Payable

a)

On July 3, 2008, the Company entered into a loan agreement with a shareholder for $25,000 which is payable on the earlier of January 31, 2009 or within seven days of the Company completing a $1,500,000 financing, is unsecured and bears interest at 5% per annum.  The loan was subsequently extended to January 31, 2010.  On January 28, 2010, the Company settled the loan of $25,000 by the issuance of 25,000,000 shares of common stock.  Refer to Note 7(a).

b)

On October 15, 2008, the Company entered into a loan agreement for $30,000 which was payable on the earlier of October 15, 2009 or when the Company completes a private placement or receives proceeds from other loans.  The amount is unsecured and bears interest at 2% per annum, calculated on the basis of 360 day year for actual days elapsed.  If interest is not paid as it becomes due, it will be added to the principal sum and treated as part of the principal sum.  On October 15, 2009, the Company did not repay the loan and accrued interest of $600 was added to the loan, and the loan was extended to October 15, 2010.  On November 23, 2009, the Company settled $10,000 of the loan by issuing 4,000,000 common shares of the Company.  On October 15, 2010, the loan was extended to June 15, 2011.

c)

On July 6, 2009, the Company entered into a loan agreement for $7,500 which is payable on the earlier of July 15, 2010 or within seven days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum.  As at November 30, 2010, the Company has not repaid the loan.

d)

On July 14, 2009, the Company entered into a loan agreement for $15,000 which is payable on the earlier of July 15, 2010 or within seven days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum.  On July 15, 2010, the loan was extended to June 15, 2011.

MASS Petroleum Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

November 30, 2010

5.

Loans Payable (continued)

e)

On July 17, 2009, the Company entered into a loan agreement for $5,000 which is payable on the earlier of July 15, 2010 or within seven days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum.  On July 15, 2010, the loan was extended to June 15, 2011.

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

i)

On December 4, 2009, the Company entered into a loan agreement with a shareholder of the Company for $7,500 which is payable on the earlier of December 4, 2010 or within seven days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum.  Refer to Note 10(b).

j)

On December 17, 2009, the Company entered into a loan agreement for $10,000 which is payable on the earlier of December 17, 2012 or within seven days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum.

k)

On January 12, 2010, the Company entered into a loan agreement for $6,500 which is payable on the earlier of January 12, 2011 or within seven days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 2% per annum.  Refer to Note 10(d).

l)

On January 20, 2010, the Company entered into a loan agreement for $10,000 which is payable on the earlier of January 20, 2012 or within seven days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum.

m)

On January 21, 2010, the Company entered into a loan agreement for $1,500 which is payable on the earlier of January 21, 2012 or within seven days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum.

n)

On January 29, 2010, the Company entered into a loan agreement for $8,767 (Cdn$9,000) which is payable on the earlier of January 29, 2011 or within seven days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum.

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

MASS Petroleum Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

November 30, 2010

6.

Related Party Transactions

a)

During the year ended November 30, 2010, the Company incurred $7,789 (2009 - $31,280) of management fees to the CFO of the Company of which $974 (Cdn$1,000) (2009 - $33,829 (Cdn$35,711)) is owed as at November 30, 2010.

b)

During the year ended November 30, 2010, the CFO of the Company agreed to forgive $20,330 (Cdn$20,500) of outstanding management fees, which has been recorded as additional paid-in-capital, and the Company amended the terms of the consulting agreement with the CFO of the Company to pay Cdn$200 per hour with a minimum charge of Cdn$1,000 per month.

c)

As at November 30, 2010, the Company was indebted to a company controlled by a director of the Company for $37,000 (2009 - $50,000) which is unsecured, bears interest at 5% of per annum, and is due on January 31, 2011.  On January 28, 2010, $11,000 of the debt was assigned to non-related parties and settled by the issuance of 11,000,000 common shares.  On February 9, 2010, $2,000 of the debt was assigned to a non-related party and settled by the issuance of 2,000,000 common shares.  Refer to Notes 7(a) and (b).  As at November 30, 2010, the Company is also indebted to this company for $6,249 (2009 - $4,875), which is unsecured, non-interest bearing, and due on demand.

d)

On December 4, 2009, the Company entered into a loan agreement with a director of the Company for $7,000 which is payable on the earlier of December 4, 2010 or within seven days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum.  Refer to Note 10(c).

e)

On January 29, 2010, the Company entered into a loan agreement with a director of the Company for $8,767 (Cdn$9,000) which is payable on the earlier of January 29, 2011 or within seven days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum.

f)

As at November 30, 2010, the Company is indebted to a director for $20,261 (2009 - $23,615), representing accrued interest and expenditures paid on behalf of the Company.  The amount due is unsecured, non-interest bearing and due on demand.

7.

Common Stock

a)

On January 28, 2010, the Company issued 36,000,000 shares of common stock with a fair value of $828,000 to settle $36,000 of loans payable.  The Company recorded a loss on settlement of debt of $792,000.  Refer to Notes 5(a) and 6(c).

b)

On February 9, 2010, the Company issued 2,000,000 shares of common stock with a fair value of $32,000 to settle $2,000 of loan payable.  The Company recorded a loss on settlement of debt of $30,000.  Refer to Note 6(c).

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

November 30, 2010

8.

Stock Options (continued)

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

During the year ended November 30, 2010, the Company recorded stock-based compensation of $52,470, including the incremental compensation cost of $5,638 resulting from the amendment, as general and administrative expense.

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price $	Aggregate Intrinsic Value $

Outstanding and exercisable, November 30, 2008, 2009, and 2010	500,000	0.50	–

As at November 30, 2010, the weighted average remaining contractual life was 2.52 years and there was $nil of unrecognized compensation costs related to non-vested share-based compensation.

9.

Income Taxes

The Company has net operating losses carried forward of $1,274,510 available to offset taxable income in future years which commence expiring in fiscal 2026.

The Company is subject to United States federal and state income taxes at an approximate rate of 35%.  The reconciliation of the recovery for income taxes at the United States federal statutory rate compared to the Company’s income tax recovery reported is as follows:

	2010 $	2009 $

Net loss before income taxes per financial statements	(982,630)	(1,360,017)

Income tax rate	35%	35%

Income tax recovery	343,921	476,006

Permanent differences and other	(305,663)	(413,210)

Change in valuation allowance	(38,258)	(62,796)

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at November 30, 2010 and 2009 are as follows:

	2010 $	2009 $

Net operating losses carried forward	455,016	416,343
Mineral property costs	2,674	3,089
Valuation allowance	(457,690)	(419,432)

Net deferred income tax asset	–	–

MASS Petroleum Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

November 30, 2010

10.

Subsequent Events

a)

On December 2, 2010, the Company entered into a loan agreement for $10,000 which is payable on the earlier of December 5, 2012 or within seven days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum.

b)

On December 4, 2010, the Company extended the maturity date of the loan described in Note 5(i) to June 15, 2011.

c)

On December 4, 2010, the Company extended the maturity date of the loan described in Note 6(d) to December 4, 2013.

d)

On January 12, 2011, the Company extended the maturity date of the loan described in Note 5(k) to June 15, 2011.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2010 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2010.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting and Management has concluded that the Company’s internal controls over financial reporting are ineffective as of November 30, 2010.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Saturna Group Chartered Accountants LLP, our registered independent public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of November 30, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended November 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control and Financial Reporting

During the quarter ended November 30, 2010 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Officers

Our bylaws allow the number of directors to be fixed by the Board of Directors.  Our Board of Directors has fixed the number of directors at three.

Our current directors and officers are as follows:

Name	Age	Position
Gary Chayko	56	Director, President, Chief Executive Officer
Vitaly Melnikov	36	Director, Chief Financial Officer
Jordan Shapiro	38	Director, Secretary, Treasurer

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

Gary Chayko, Director, President and Chief Executive Officer

Gary Chayko has been a director and our President and Chief Executive Officer since August 10, 2010.  Prior to that he was our director and President and Chief Executive Officer since our inception on February 14, 2006 to June 24, 2009.  From September 2006 to the present Mr. Chayko has been the Chief Executive Officer and a director of Coatit Industries, a polyurea coating and spray foam insulation company in Ottawa, Ontario, Canada.  From 1983 to the present, Mr. Chayko has been a lawyer engaged in private practice as a sole practitioner.  He is certified as a specialist in Criminal Law by the Law Society of Upper Canada.  In the course of his practice he has been engaged as a private prosecutor for a number of environmental offences and Fishery Act offences which concerned pollution.  Mr. Chayko is the author and Editor in Chief of Forensic Evidence in Canada, (Canada Law book 1991 and 2d edition 1999), a textbook on forensic science for Canadian Lawyers, Judges and Police.  He taught a forensics course at the University of Ottawa, Faculty of Law in 1999.

Vitaly Melnikov, Director and Chief Financial Officer

Vitaly Melnikov has been a director since June 17, 2009 and our Chief Financial Officer since June 9, 2009.  From July 2002 to September 2005, Mr. Melnikov held the position of Finance Manager (Marketing and Trading) of Hurricane Hydrocarbons Ltd.(also known as PetroKazakhstan), a Calgary, Canada based, publicly traded energy corporation engaged in the exploration, development, production, acquisition, refining and marketing of oil and refined products in the Republic of Kazakhstan.  Among his duties there, Mr. Melnikov managed a multi-national team of 30 financial and accounting specialists and oversaw the financial affairs and sales units of companies with annual revenues of over $450 million.  From December 2005 to June 2007 Mr. Melnikov served as Vice President, Finance and Administration of UrAsia Energy Ltd. (now Uranium One), a TSX and AIM listed company with a market cap of $3 billion.  While there, he assisted in the merger of UrAsia Energy with Uranium One, creating a uranium producer with a $5 billion market cap.  From July 2007 to November 2007, Mr. Melnikov served as Interim Chief Financial Officer and Controller of Tsar Emerald Corporation, a Vancouver based company engaged in the extraction, processing and sale of gemstones.  From November 2007 to present, Mr. Melnikov has worked as a self employed financial and accounting consultant in the natural resources sector.  Mr. Melnikov holds a masters degree in business administration from American University in Kyrgyzstan.

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

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5.  Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file.  Based solely on our review of the copies of such forms received by us and on written representations from certain reporting persons, we believe that all Section 16(a) reports applicable to our officers, directors and ten-percent stockholders with respect to the fiscal year ended November 30, 2010 were filed.

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

Director Nominees

As of November 30, 2010 there have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

Item 11.  Executive Compensation.

The following Summary Compensation Table sets forth the total annual compensation paid or accrued by us to or for the account of the Principal Executive Officer (“PEO”) and our Principal Financial Officer (“PFO”).  None of our other executive officers received compensation in excess of $100,000 during the fiscal year ended November 30, 2010.

Summary Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa tion ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensa tion ($)	Total ($)
Gary Chayko, President, CEO, Director (1)	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0
Oleg Bilinski, President, CEO, Director (2)	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0
Vitaly Melnikov, CFO, Director (3)	2010	7,489	0	0	0	0	0	0	7,489
	2009	31,280	0	0	348,067 (4)	0	0	0	366,005
Jordan Shapiro, Secretary, Treasurer, Director (5)	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0

(1)

Gary Chayko has been a director and our President and Chief Executive Officer since August 10, 2010.

(2)

Oleg Bilinski was been our President and Chief Executive Officer from June 24, 2009 to August 10, 2010 and a Director since June 17, 2009 to August 10, 2010.

(3)

Vitaly Melnikov has been our Chief Financial Officer since June 24, 2009 and a Director since June 17, 2009.

(4)

On June 9, 2009, we granted to Vitaly Melnikov options to purchase 500,000 shares of our common stock at an exercise price of $1.50 per share.  The stock options will vest at a rate of 125,000 options on December 6, 2009, June 6, 2010, December 6, 2010 and June 6, 2010.  They are exercisable until the earlier of two years following their respective vesting dates or upon termination of the option agreement.  All non-vested stock options will vest immediately, and may be exercised for a period of ninety days after such occurrence, if during the term of the agreement any non-affiliated third party assumes control of us or acquires substantially all of our assets.  As of November 30, 2010, 250,000 options granted to Vitaly Melnikov have vested.

(5)

Jordan Shapiro is a director and our Secretary and Treasurer.  He held the position of Chief Financial Officer until his resignation effective June 24, 2009

Mr. Chayko, Mr. Melnikov and Mr. Shapiro each spend approximately 15% of their time on our business.

We pay compensation of CAD $200 per hour, subject to a minimum monthly payment of CAD $1,000, to Vitaly Melnikove, our Chief Financial Officer and Director.

Except for options granted to Mr. Melnikov as provided below, our executive officers and directors did not receive any other compensation as directors or officers or any benefits.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information concerning unexercised stock options held by the named executive officers as of November 30, 2010.  None of the named executive officers exercised any of their stock options during the period from inception (February 14, 2006) to November 30, 2010.

Name	Number Of Securities Exercisable	Option Exercise Price per Share ($)	Option Expiration Date
Vitaly Melnikov	500,000 (1)	1.50	Two years following vesting date (1)

(1)

On June 9, 2009, we granted to Vitaly Melnikov options to purchase 500,000 shares of our common stock at an exercise price of $1.50 per share.  The stock options will vest at a rate of 125,000 options on December 6, 2009, June 6, 2010, December 6, 2010 and June 6, 2010.  They are exercisable until the earlier of two years following their respective vesting dates or upon termination of the option agreement.  All non-vested stock options will vest immediately, and may be exercised for a period of ninety days after such occurrence, if during the term of the agreement any non-affiliated third party assumes control of us or acquires substantially all of our assets.  On March 24, 2010, we entered into an option amendment agreement to re-price the exercise price of 500,000 stock options from $1.50 per share to $0.50 per share and also extend the term of the 500,000 stock options to June 5, 2013

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the ownership, as of March 3, 2011, of our common stock by each of our directors, and by all executive officers and directors as a group, and by each person known to us who is the beneficial owner of more than 5% of any class of our securities.  As of March 3, 2011, there were 135,748,000 common shares issued and outstanding.  All persons named have sole voting and investment power with respect to the shares, except as otherwise noted.  The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this Annual Report.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (6)
Common	Gary Chayko (1) 200 Elgin Street, Suite 202 Ottawa, ON K2P 1L5 Canada	21,100,000	15.5%
Common	Jordan Shapiro (2) 507-700 West Pender Street, Vancouver, British Columbia, V6C 1G8 Canada	17,100,300 (4)	12.6%
Common	Vitaly Melnikov (3) 1130 – 4825 Hazel Street Burnaby, British Columbia, V5H 4N4 Canada	500,000 (5)	(7)
	All Executive Officers and Directors as a Group	39,715,800	29.3%

(1)

Gary Chayko is our director, President and Chief Executive Officer.

(2)

Jordan Shapiro is our director, Secretary.

(3)

Vitaly Melnikov is our director, Treasurer and Chief Financial Officer.

(4)

Includes 10,300,000 common shares held by Hudson Capital Inc., a company wholly owned by Jordan Shapiro and 6,800,300 common shares held by Jordan Shapiro.

(5)

Options to purchase common stock at a price of to $0.50 per share until June 5, 2013.

(6)

Calculated based on issued and outstanding shares of 135,748,000 as March 3, 2011, and as if all 500,000 options were exercised by Vitaly Melnikov.

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

Change of Control

As of November 30, 2010 we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

During the year ended November 30, 2010, we incurred $7,789 in management fees to our CFO of which $974 is owed as at November 30, 2010.

During the year ended November 30, 2010, our CFO agreed to forgive $20,330 of outstanding management fees, which has been recorded as additional paid-in-capital, we amended the terms of the consulting agreement to pay CAD $200 per hour with a minimum charge of CAD $1,000 per month.

As at November 30, 2010, we were indebted to a company controlled by a director for $37,000 which is unsecured, bears interest at 5% of per annum, and is due on January 31, 2011.  On January 28, 2010, $11,000 of the debt was assigned to non-related parties and settled by the issuance of 11,000,000 common shares.  On February 9, 2010, $2,000 of the debt was assigned to a non-related party and settled by the issuance of 2,000,000 common shares.  Also, as at November 30, 2010, we are indebted to this company for $6,249, which is unsecured, non-interest bearing, and due on demand.

On December 4, 2009, we entered into a loan agreement with a director for $7,000 which is payable on the earlier of December 4, 2010 or within seven days of our completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum.

On January 29, 2010, we entered into a loan agreement with a director for $8,767 which is payable on the earlier of January 29, 2011 or within seven days of our completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum.

As at November 30, 2010, we are indebted to a director for $20,261, representing accrued interest and expenditures paid on our behalf.  The amount due is unsecured, non-interest bearing and due on demand.

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

Item 14.  Principal Accounting Fees and Services

Audit, Audit-Related and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our current auditors, Manning Elliott for the audit of our consolidated annual financial statements for the years ended November 30, 2009 and November 30, 2010 and any other fees billed for other services rendered Manning Elliott during that period.

AUDIT, AUDIT-RELATED AND NON-AUDIT FEES
Description of Service	Fees (December 1, 2009 to November 30, 2010) ($)	Fees (December 1, 2008 to November 30, 2009) ($)
Audit fees	17,250	18,690
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	17,250	18,690

Audit Committee Approval

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually.  The Board, acting as the audit committee, pre-approved all audit related services for the year ended November 30, 2010

PART IV

Item 15.  Exhibits, Financial Statement Schedules

The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.

Exhibits

Exhibit Number	Exhibit Description
3.1	Certificate of Amendment changing our name from LAUD Resources Inc. to MASS Petroleum Inc. (3)
10.1	Share Exchange Agreement with Uraltransneft Co. Ltd. dated May 16, 2009 and addendum thereto (1)
10.2	Consulting Agreement with Vitaly Melnikov for Services as CFO (2)
10.3	Agreement for Loan to Uraltransneft Co. Ltd. dated July 3, 2009 (3)
10.4	Agreement for Loan from Hudson Capital Corporation dated July 3, 2009 (3)
10.5	Agreement for Loan from Mark Levy dated July 3, 2009 (3)
10.6	Financial Services Letter Agreement with Gryphon Trade and Finance LLC dated August 21, 2009
10.7	Option Agreement with Vitaly Melnikov dated October 15, 2009
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Included as an exhibit to our Form 8-K filed on May 23, 2009

(2) Included as an exhibit to our Form 8-K filed on June 12, 2009

(3) Included as exhibits to our Form 10-Q filed on July 21, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

MASS PETROLEUM INC.

Date: March 4, 2011	By:	/s/ Gary Chayko
Gary Chayko
President, Chief Executive Officer and Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary Chayko	President, Chief Executive Officer and Director	March 4, 2011
Gary Chayko

/s/ Jordan Shapiro	Secretary and Director	March 4, 2011
Jordan Shapiro

/s/ Vitaly Melnikov	Treasurer, Chief Financial Officer and Director	March 4, 2011
Vitaly Melnikov