Form 10-Q
period 2011-02-28
MASS Petroleum Inc.
filed 2011-04-13
CIK 1388982

10-Q 1 masspetroleum10q.htm FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

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

As of April 11, 2011, the registrant’s outstanding common stock consisted of 135,748,000 shares.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited financial statements of MASS Petroleum Inc. (the “Company”, “MASS”, “we”, “our”, “us”) follow.  All currency references in this report are in US dollars unless otherwise noted.

MASS Petroleum Inc.

(An Exploration Stage Company)

February 28, 2011

MASS Petroleum Inc.

(An Exploration Stage Company)

Balance Sheets

(Expressed in US dollars)

	February 28, 2011 $	November 30, 2010 $
	(unaudited)
ASSETS

Current Assets

Cash	1,842	11,239
Amounts receivable	9,400	6,122
Prepaid expenses	1,029	2,584

Total Current Assets	12,271	19,945
Property and Equipment (Note 3)
Oil and Gas Property (Note 4)	8,911	9,380

Total Assets	24,182	32,653

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	10,594	11,536
Accrued liabilities	29,753	12,913
Due to related parties (Note 6)	86,059	80,251
Loans payable (Note 5)	102,865	90,867

Total Current Liabilities	229,271	195,567

Loans payable (Note 5)	180,000	181,500

Total Liabilities	409,271	377,067

Nature of Operations and Continuance of Business (Note 1)
Subsequent Events (Note 9)

Stockholders’ Deficit

Preferred stock, 20,000,000 shares authorized, $0.0001 par value; None issued and outstanding	–	–

Common stock, 160,000,000 shares authorized, $0.0001 par value; 135,748,000 issued and outstanding	13,575	13,575

Additional paid-in capital	3,456,088	3,456,088

Deficit accumulated during the exploration stage	(3,854,752)	(3,814,077)

Total Stockholders’ Deficit	(385,089)	(344,414)

Total Liabilities and Stockholders’ Deficit	24,182	32,653

(The accompanying notes are an integral part of these financial statements)

MASS Petroleum Inc.

(An Exploration Stage Company)

Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the Three Months Ended	For the Three months Ended	Acuumulated From February 14,2006 (Date of Inception)
	February 28,	February 28,	To February 28,
	2011	2010	2011
	$	$	$
Revenue	802	732	20,449

Operating Expenses

Depletion	469	389	25,127
Depreciation	328	–	4,328
General and administrative	40,022	62,679	2,215,188
Mineral property costs	–	–	1,693
Oil and gas production	658	308	13,080

Total Operating Expenses	41,477	63,376	2,259,416

Operating Loss	(40,675)	(62,644)	(2,238,967)

Other Income

Gain on settlement of account payable	–	12,585	12,585
Loss on settlement of debt	–	(822,000)	(1,553,370)
Provision for loan receivable	–	–	(75,000)

Total Other Income (Expense)	–	(809,415)	(1,615,785)

Net Loss	(40,675)	(872,059)	(3,854,752)

Net Loss Per Share – Basic and Diluted	–	(0.01)

Weighted Average Shares Outstanding	135,748,000	110,570,000

(The accompanying notes are an integral part of these financial statements)

MASS Petroleum Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	For The Three Months Ended February28, 2011 $	For the Three months Ended February 28, 2011 $	Accumulated from February 14, 2006 (Date of Inception) To February 28 2011 $
Operating Activities

Net loss for the period	(40,675)	(872,059)	(3,854,752)

Adjustments to reconcile net loss to net cash used in operating activities:
Depletion	469	389	25,127
Depreciation	328	–	4,328
Donated services and rent	–	–	54,080
Stock-based compensation	–	26,268	1,338,063
Provison from loan receivable	–	–	75,000
Gain on settlement of account payable	–	(12,585)	(12,585)
Loss on settlement of debt	–	822,000	1,553,370

Changes in operating assets and liabilities
Amounts receivable	(3,278)	(1,063)	(9,400)
Prepaid expenses	1,555	2,914	(1,029)
Accounts payable	(942)	(33,796)	23,179
Accrued liabilities	17,338	17,762	30,851
Due to related parties	5,808	(9,412)	35,084

Net Cash Used In Operating Activities	(19,397)	(59,582)	(738,684)

Investing Activities

Loan receivable	–	–	(75,000)
Purchase of property and equipment	–	–	(7,328)
Purchase of oil and gas property	–	–	(34,038)

Net Cash Used in Investing Activities	–	–	(116,366)

Financing Activities

Proceeds from loan payable	10,000	44,051	316,767
Proceeds from related party loan	–	15,551	95,625
Proceeds from issuance of common stock	–	–	446,000
Share issuance costs	–	–	(1,500)

Net Cash Provided by Financing Activities	10,000	59,602	856,892

(Decrease) Increase in Cash	(9,367)	20	1,842

Cash - Beginning of Period	11,239	2,803	–

Cash - End of Period	1,842	2,823	1,842

Supplemental Disclosures

Interest paid	–	–
Income taxes paid	–	–

Noncash Investing and Financing Activities

Common stock issued to settle debt	–	860,000	1,633,020

(The accompanying notes are an integral part of these financial statements)

MASS Petroleum Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

February 28, 2011

(unaudited)

1.

Nature of Operations and Continuance of Business

MASS Petroleum Inc. (The Company) was incorporated in the State of Nevada on February 14, 2006 under the name XTOL Energy Inc. On October 11, 2007, the Company changed its name to LAUD Resources Inc. On June 23, 2008, the Company changed its name from LAUD Resources Inc. to MASS Petroleum Inc. The Company is an Exploration Stage Company, as defined by Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company’s principal business is the acquisition and exploration of oil and gas properties located in the United States.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 28, 2011, the Company has a working capital deficit of $217,000, and has accumulated losses totalling $3,854,752 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

MASS Petroleum Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

February 28, 2011

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

e)

Loss Per Share

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

f)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2011 and November 30, 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

h)

Asset Retirement Obligations

The Company follows the provisions of ASC 410, Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.  As of  February 28, 2011 and November 30, 2010, The Company did not have any asset retirement obligation.

MASS Petroleum Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

February 28, 2011

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

i)

Property Equipment

Property and equipment consists of computer hardware, and is recorded at cost and amortized on a straight-line basis over its estimated life of three years.

j)

Revenue Recognition

The Company recognizes oil and gas revenue when production is sold at fixed or determinable price, persuasive evidence of an arrangement exists, delivery has occured and title has transferred, and collectibility is reasonably assured..

k)

Love-Lived Assets'

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

February 28, 2011

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

m)

IncomeTaxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.  As of February 28, 2011 and November 30, 2010, the Company did not have any amounts recorded pertaining to uncertain tax positions. As of February 28, 2011 and November 30, 2010, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

o)

Stock-based Compensation

Th Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation and ASC 505, Equity Based Payments to Non-Employees, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options.

ASC 718 requires a company to estimate the fair value of share-based awards on the date of grant using an option-pricing model.  The Company uses the Black-Scholes option pricing model as its method of determining fair value.  This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables.  These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviours.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

p)

Recent Accounting Pronouncements

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosures, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The adoption of this standard is not expected to have an impact on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

MASS Petroleum Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

February 28, 2011

(unaudited)

3.

Oil and Gas Property

	Cost $	Accumulated Depreciation $	February 28, 2011 Net Carrying Value $	November 30, 2010 Net Carrying Value $
Computer Hardware	3,937	937	3,000	3,328

4.

Oil and Gas Property

	February 28, 2011 Net Carrying Value $	November 30, 2010 Net Carrying Value $
Proved Properties, Oklahoma

Acquisition Costs	34,038	34,038
Depletion	(25,127)	(24,658)

Net Carrying Value	8,911	9,380

On August 1, 2006, the Company acquired a 2.34% non operating interest in three oil and gas wells located in Oklahoma for $34,038.

5.

Loans Payable

a)

On October 15, 2008,  the Company entered into a loan agreement for $30,000 which was payable on October 15, 2009 or when the Company completes a private placement or receives proceeds from other loans.  The amount is unsecured and bears interest at 2% per annum, calculated on the basis of 360 day year for actual days elapsed.  If interest is not paid as it becomes due, it will be added to the principal sum and treated as part of the principal sum.  On October 15, 2009, the Company did not repay the loan and accrued interest of $600 was added to the loan.  On November 23, 2009, the Company agreed to settle $10,000 of the loans by issuing of 4,000,000 common shares of the Company.  On October 15, 2010, the loan was extended to June 15, 2011.

b)

On July 6, 2009, the Company entered into a loan agreement for $7,500 which is payable on the earlier of July 15, 2010 or within seven days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum.  At February 28, 2011, the Company has not repaid the note.

c)

On July 14, 2009, the Company entered into a loan agreement for $15,000 which is payable on the earlier of July 15, 2010 or within seven days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum.  On July 15, 2010, the loan was extended to June 15, 2011.

d)

On July 17, 2009, the Company entered into a loan agreement for $5,000 which is payable on the earlier of July 15, 2010 or within seven days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum.  On July 15, 2010, the loan was extended to June 15, 2011.

e)

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

h)

On December 4, 2009, the Company entered into a loan agreement with a shareholder of the Company for $7,500 which is payable on the earlier of December 4, 2010 or within seven days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum.  On December 4, 2010, the Company extended the maturity date of the loan to June 15, 2011.

i)

On December 17, 2009, the Company entered into a loan agreement for $10,000 which is payable on the earlier of December 17, 2012 or within seven days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum.

MASS Petroleum Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

February 28, 2011

(unaudited)

5.

Loans Payable (continued)

j)

On January 12, 2010, the Company entered into a loan agreement for $6,500 which is payable on the earlier of January 12, 2011 or within 7 days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 2% per annum.  On January 12, 2011, the Company extended the maturity date of the loan to June 15, 2011.

k)

On January 20, 2010, the Company entered into a loan agreement for $10,000 which is payable on the earlier of January 20, 2012 or within seven days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum.

l)

On January 21, 2010, the Company entered into a loan agreement for $1,500 which is payable on the earlier of January 21, 2012 or within 7 days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum.

m)

On January 29, 2010, the Company entered into a loan agreement for $8,551 (Cdn$9,000) which is payable on the earlier of January 29, 2011 or within seven days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum.  On January 29, 2011, the Company extended the maturity date of the loan to June 15, 2011.

n)

On March 25, 2010, the Company entered into a loan agreement for $20,000 which is payable on the earlier of March 25, 2012 or within seven days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum.

o)

OnMay 5, 2010, the Company entered into a loan agreement for $90,000 which is payable on the earlier of May 5, 2012 or within seven days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum.

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

6.                    Related Party Transactions

a)      During the year ended November 30, 2010, the CFO of the Company agreed to forgive $20,330 (Cdn$20,500) of outstanding management fees, which has been recorded as additional paid-in capital, and the Company amended the terms of the consulting agreement with the CFO of the Company to pay Cdn$200 per hour with a minimum charge of Cdn$1,000 per month.  During the three months ended February 28, 2011, the Company incurred $4,816 (2010 - $7,789) of management fees to the CFO of the Company. As at February 28, 2011, the Company was indebted to the CFO of the Company for $3,912 (November 30, 2010 - $974).

b)      As at February 28, 2011, the Company was indebted to a company controlled by a director of the Company for $37,000 (November 30, 2010 - $37,000) which is unsecured, bears interest at 5% per annum, and was due on January 31, 2011.  On January 31, 2011, the Company extended the maturity date of the loan to June 15, 2011. As at February 28, 2011, the Company is also indebted to this company for $7,509 (November 30, 2010 - $6,249), which is non-interest bearing, unsecured and due on demand.

c)     On December 4, 2009, the Company entered into a loan agreement with a director of the Company for $7,000 which is payable on the earlier of December 4, 2010 or within seven days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum. On December 4, 2010, the Company extended the maturity date of the loan to December 4, 2013.

d)     On January 29,2010, the Company entered into a loan agreement with a director of the Company for $9,000 (Cdn$9,000) which is payable on the earlier of January 29, 2011 or within seven days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum. On January 29, 2011, the Company extended the maturity date of the loan to June 15, 2011.

e)        As at February 28, 2011, the Company is indebted to a director for $21,638 (November 30, 2010 - $20,261), representing accrued interest and expenditures paid on behalf of the Company. These amounts are unsecured, non-interest bearing and due on demand.

MASS Petroleum Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

February 28, 2011

(unaudited)

7.

Stock Options

        A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price* $	Aggregate Intrinsic Value $
Outstanding and exercisable, February 28, 2011 and November 30,2010	500,000	0.50*	–
			

As at February 28, 2011, the weighted average remaining contractual life was 2.27 years and there was $nil of unrecognized compensation costs related to non-vested share-based compensation.

8.             Subsequent Events

a)      On March 2, 2011, the Company received Cdn$5,000 from a director of the Company, secured by a promissory note, and payable on March 2, 2012.  The amount is unsecured and bears interest at 5% per annum.

b)     On March 15, 2011, the Company received a loan of $29,300, which is unsecured, due interest at 5% per annum, and due one year from the date of issuance.

c)     On March 23, 2011, the Company entered into a loan agreement for $20,000 which is payable on the earlier of September 23, 2011 or within 7 days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum.

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

We have incurred losses since our inception.  We rely upon the sale of our securities to fund our operations.  We have generated limited revenues of $20,449 from our 2.34% non-operated interest in three operating wells in Kingfisher County, Oklahoma since our inception to February 28, 2011.

We intend to build our business through the acquisition of producing and exploration stage oil and natural gas wells, interests and leases.  Our strategy is to combine the secure and reliable revenue source of operated and non-operated interests from producing oil wells with the higher risk development of oil and gas exploration projects.  For the next 12 months (beginning April 2011), we plan to purchase additional operated and non-operated interests in producing oil and natural gas properties, to acquire additional exploration stage properties and carry out an exploration program on the acquired properties.  We are not involved in any bankruptcy, receivership or similar proceedings.

Liquidity and Capital Resources

As of February 28, 2011, we had cash of $1,842 and a working capital deficit of $217,000.  Our accumulated deficit from inception to February 28, 2011 was $3,854,752.  Our net loss of $40,675 for the three months ended February 28, 2011 was mostly funded by loans and funding from related parties.  For the three months ended February 28, 2011, we raised $10,000 from financing activities, compared to $59,602 during the same period in 2010.  During the three months ended February 28, 2011 our cash position decreased by $9,397.

We used net cash of $19,397 in operating activities for the three months ended February 28, 2011 compared to net cash of $59,582 used in operating activities for the same period in 2010.  This decrease was due to payment of operating expenditures from existing cash and new financing from loans and related parties.

During the three months ended February 28, 2011 our monthly cash requirement was $6,466 compared to $19,860 for the same period in 2010.  At February 28, 2011, we had cash of $1,842, which will cover our costs for less than 1 month according to our current monthly burn rate.

We expect to require approximately $1,000,000 in financing to continue our planned operation and exploration over the next year plus another $1,000,000 to cover our other operational expenses.

Our planned acquisition and exploration expenditures for oil and gas interests and properties over the next twelve months (beginning May 2011) are summarized as follows:

Description	Potential	Estimated
	completion date	Expenses
		($)
Retain a full-time engineer	June 1, 2011	400,000
and a full-time
geologist
Conduct preliminary evaluation of	July 1, 2011	600,000
potential exploration stage oil and
gas properties for acquisition
Total		1,000,000

Our other planned operational expenses for the next 12 months (beginning May 2011) are summarized as follows:

Description	Potential	Estimated
	completion date	Expenses
		($)
Select and appoint a new Board	June 1, 2011	10,000
member
Raise additional private or public	12 months	150,000
equity (legal, accounting and
marketing fees)
General and administrative	12 months	100,000
expenses
Professional fees (legal,	12 months	250,000
accounting and auditing fees)
Consultant, officer, and employee	12 months	450,000
fees
Marketing expenses	12 months	40,000
Total		1,000,000

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

Revenues

We have generated $20,449 in revenues from our 2.34% non-operating interest in the Kingfisher property since February 14, 2006 (inception) to February 28, 2011.  We generated revenues of $802 for the three months ended February 28, 2011 compared to $732 for the three months ended February 28, 2010.

Net Loss

We incurred a net loss of $40,675 for the three months ended February 28, 2011 compared to our net loss of $872,059 for the three months ended February 28, 2010.  The difference for the decrease in net loss was mainly due to a decrease in our general and administrative costs as well as decrease in loss on settlement of debt.  Since February 14, 2006 (date of inception) to February 28, 2011, we have incurred a net loss of $3,854,752.

Expenses

Our total expenses for the three months ended February 28, 2011 were $40,675 compared to $62,644, for the same period in 2010.  The decrease in our expenses during 2010 was attributable to a decrease in our general and administrative expenses.  Our general and administrative expenses decreased by $22,657 from $62,679 for the three months ended February 28, 2010 compared to $40,022 for the three months ended February 28, 2011 because of less management fees.

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

Off-Balance Sheet Arrangements

As of February 28, 2011, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

N/A

ITEM 4T.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Jordan Shapiro, our Chief Executive Officer and Vitaly Melnikov, our Chief Financial Officer evaluated our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of a date within 90 days before the filing date of this report and has concluded that as of the evaluation date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

MASS PETROLEUM INC.

Date: April 12, 2011	By:	/s/ Jordan Shapiro
Jordan Shapiro
Secretary, Treasurer
and Director

Date: April 12, 2011	By:	/s/ Vitaly Melnikov
Vitaly Melnikov
Chief Financial Officer
and Director