Form 10-Q
period 2011-05-31
MASS Petroleum Inc.
filed 2011-07-19
CIK 1388982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

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

As of July 19, 2011, the registrant’s outstanding common stock consisted of 135,748,000 shares.

2

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited financial statements of MASS Petroleum Inc. (the “Company”, “MASS”, “we”, “our”, “us”) follow.  All currency references in this report are in US dollars unless otherwise noted.

MASS Petroleum Inc.

(An Exploration Stage Company)

May 31, 2011

3

MASS Petroleum Inc.

(An Exploration Stage Company)

Balance Sheets

(Expressed in US dollars)

	May 31 2011 $	November 30, 2010 $
	(unaudited)

ASSETS

Current Assets

Cash	3,322	11,239
Amounts receivable	5,807	6,122
Prepaid expenses	2,997	2,584

Total Current Assets	12,126	19,945

Property and Equipment (Note 3)	2,672	3,328
Oil and Gas Property (Note 4)	8,355	9,380

Total Assets	23,153	32,653

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	7,107	11,536
Accrued liabilities	20,181	12,913
Due to related parties (Note 6)	85,909	80,251
Loans payable (Note 5)	262,192	90,867

Total Current Liabilities	375,389	195,567

Loans Payable (Note 5)	70,000	181,500

Total Liabilities	445,389	377,067

Nature of Operations and Continuance of Business (Note 1)
Subsequent Events (Note 9)

Stockholders’ Deficit

Preferred stock, 20,000,000 shares authorized, $0.0001 par value; None issued and outstanding	–	–

Common stock, 160,000,000 shares authorized, $0.0001 par value; 135,748,000 shares issued and outstanding	13,575	13,575

Additional paid-in capital	3,456,088	3,456,088

Deficit accumulated during the exploration stage	(3,891,899)	(3,814,077)

Total Stockholders’ Deficit	(422,236)	(344,414)

Total Liabilities and Stockholders’ Deficit	23,153	32,653

(The accompanying notes are an integral part of these financial statements)

MASS Petroleum Inc.

(An Exploration Stage Company)

Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended	Accumulated from February 14, 2006 (Date of Inception)
	May 31,	May 31,	May 31,	May 31,	to May 31,
	2011	2010	2011	2010	2011
	$	$	$	$	$

Revenue	1,072	1,213	1,874	1,945	21,521

Operating Expenses

Depletion	556	832	1,025	1,221	25,683
Depreciation	328	–	656	–	4,656
General and administrative	36,868	54,285	76,890	116,964	2,252,056
Mineral property costs	–	–	–	–	1,693
Oil and gas production	467	306	1,125	614	13,547

Total Operating Expenses	38,219	55,423	79,696	118,799	2,297,635

Operating Loss	(37,147)	(54,210)	(77,822)	(116,854)	(2,276,114)

Other Income (Expense)

Gain on settlement of account payable	–	–	–	12,585	12,585
Loss on settlement of debt	–	–	–	(822,000)	(1,553,370)
Provision for loan receivable	–	–	–	–	(75,000)

Total Other Income (Expense)	–	–	–	(809,415)	(1,615,785)

Net Loss	(37,147)	(54,210)	(77,822)	(926,269)	(3,891,899)

Net Loss Per Share – Basic and Diluted	–	–	–	(0.01)

Weighted Average Shares Outstanding	135,748,000	135,748,000	135,748,000	123,297,000

(The accompanying notes are an integral part of these financial statements)

MASS Petroleum Inc.

(An Exploration Stage Company)

Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the Six Months Ended May 31, 2011 $	For the Six Months Ended May 31, 2010 $	Accumulated from February 14, 2006 (Date of Inception) To May 31, 2011 $

Operating Activities

Net loss for the period	(77,822)	(926,269)	(3,891,899)

Adjustments to reconcile net loss to net cash used in operating activities:
Depletion	1,025	1,221	25,683
Depreciation	656	–	4,656
Donated services and rent	–	–	54,080
Stock-based compensation	–	50,866	1,338,063
Provision for loan receivable	–	–	75,000
Gain on settlement of account payable	–	(12,585)	(12,585)
Loss on settlement of debt	–	822,000	1,553,370

Changes in operating assets and liabilities
Amounts receivable	315	453	(5,807)
Prepaid expenses	(413)	(9,803)	(2,997)
Accounts payable	(4,429)	(57,348)	19,692
Accrued liabilities	7,268	(568)	20,781
Due to related parties	5,658	(23,862)	34,934

Net Cash Used In Operating Activities	(67,742)	(155,895)	(787,029)

Investing Activities

Loan receivable	–	–	(75,000)
Purchase of property and equipment	–	(1,890)	(7,328)
Purchase of oil and gas property	–	–	(34,038)

Net Cash Used in Investing Activities	–	(1,890)	(116,366)

Financing Activities

Proceeds from loan payable	59,825	154,125	366,592
Proceeds from related party loan	–	15,625	95,625
Proceeds from issuance of common stock	–	–	446,000
Share issuance costs	–	–	(1,500)

Net Cash Provided by Financing Activities	59,825	169,750	906,717

(Decrease) Increase in Cash	(7,917)	11,965	3,322

Cash - Beginning of Period	11,239	2,803	–

Cash - End of Period	3,322	14,768	3,322

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

Non-cash Investing and Financing Activities

Common stock issued to settle debt	–	860,000	1,633,020

(The accompanying notes are an integral part of these financial statements)

MASS Petroleum Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

May 31, 2011

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  As at May 31, 2011, the Company has a working capital deficit of $363,263, and has accumulated losses totaling $3,891,899 since inception.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

MASS Petroleum Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

May 31, 2011

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

a)

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

b)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at May 31, 2011 and 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

c)

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

MASS Petroleum Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

May 31, 2011

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

a)

Asset Retirement Obligations

The Company follows the provisions of ASC 410, Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.  As at May 31, 2011 and November 30, 2010, the Company did not have any asset retirement obligations.

b)

Property and Equipment

Property and equipment consists of computer hardware, and is recorded at cost and amortized on a straight-line basis over its estimated life of three years.

c)

Revenue Recognition

The Company recognizes oil and gas revenue when production is sold at a fixed or determinable price, persuasive evidence of an arrangement exists, delivery has occurred and title has transferred, and collectibility is reasonably assured.

d)

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

e)

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

MASS Petroleum Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

May 31, 2011

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

a)

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes.  The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse.  The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.  As of May 31, 2011 and 2010, the Company did not have any amounts recorded pertaining to uncertain tax positions.

b)

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

c)

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation and ASC 505, Equity Based Payments to Non-Employees, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options.

ASC 718 requires company to estimate the fair value of share-based awards on the date of grant using an option-pricing model.  The Company uses the Black-Scholes option pricing model as its method of determining fair value.  This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables.  These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviours.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

d)

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

2.

Property and Equipment

	Cost $	Accumulated Depreciation $	May 31, 2011 Net Carrying Value $	November 30, 2010 Net CarryingValue $

Computer Hardware	3,937	1,265	2,672	3,328

MASS Petroleum Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

May 31, 2011

(unaudited)

3.

Oil and Gas Property

	May 31, 2011 Net Carrying Value $	November 30, 2010 Net Carrying Value $

Proved Property

Acquisition Costs	34,038	34,038
Depletion	(25,683)	(24,658)

Net Carrying Value	8,355	9,380

On August 1, 2006, the Company acquired a 2.34% non-operating interest in three oil and gas wells located in Oklahoma for $34,038.

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

b)

On July 6, 2009, the Company entered into a loan agreement for $7,500 which is payable on the earlier of July 15, 2010 or within seven days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum.  At May 31, 2011, the Company has not repaid the note.

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

May 31, 2011

(unaudited)

5.

Loans Payable (continued)

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

m)

On January 29, 2010, the Company entered into a loan agreement for $9,265 (Cdn$9,000) which is payable on the earlier of January 29, 2011 or within seven days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum.  On January 29, 2011, the Company extended the maturity date of the loan to June 15, 2011.

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

r)

On March 15, 2011, the Company received a loan of $29,300, which is payable on the earlier of March 15, 2012 or within 7 days of the Company completing a financing in excess of $1,500,000.  The amount is unsecured and bears interest at 5% per annum.

s)

On March 23, 2011, the Company entered into a loan agreement for $20,000 which is payable on the earlier of September 23, 2011 or within 7 days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum.

2.

Related Party Transactions

a)

During the year ended November 30, 2010, the CFO of the Company agreed to forgive $20,330 (Cdn$20,500) of outstanding management fees, which has been recorded as additional paid-in capital, and the Company amended the terms of the consulting agreement with the CFO of the Company to pay Cdn$200 per hour with a minimum charge of Cdn$1,000 per month.  During the six months ended May 31, 2011, the Company incurred $7,915 (2010 - $1,972) of management fees to the CFO of the Company.  As at May 31, 2011, the Company was indebted to the CFO of the Company for $2,065 (November 30, 2010 - $974).

b)

As at May 31, 2011, the Company was indebted to a company controlled by a director of the Company for $37,000 (November 30, 2010 - $37,000) which is unsecured, bears interest at 5% per annum, and was due on January 31, 2011.  On January 31, 2011, the Company extended the maturity date of the loan to June 15, 2011.  As at May 31, 2011, the Company is also indebted to this company for $7,215 (November 30, 2010 - $6,249), which is non-interest bearing, unsecured and due on demand.

 MASS Petroleum Inc.

(An Exploration Stage Company)

 Notes to the Financial Statements

(Expressed in US dollars)

 May 31, 2011

  (unaudited)

6.    Related Party Transactions (continued)

c)

On December 4, 2009, the Company entered into a loan agreement with a director of the Company for $7,000 which is payable on the earlier of December 4, 2010 or within seven days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum.  On December 4, 2010, the Company extended the maturity date of the loan to December 4, 2013.

d)

On January 29, 2010, the Company entered into a loan agreement with a director of the Company for $9,292 (Cdn$9,000) which is payable on the earlier of January 29, 2011 or within seven days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum.  On January 29, 2011, the Company extended the maturity date of the loan to June 15, 2011.

e)

On March 2, 2011, the Company received Cdn$5,000 from a director of the Company, secured by a promissory note, and payable on March 2, 2012.  The amount is unsecured and bears interest at 5% per annum.  On March 17, 2011, the Company repaid the loan.

f)

As at May 31, 2011, the Company is indebted to a director of the Company for $23,337 (November 30, 2010 - $20,261), representing accrued interest and expenditures paid on behalf of the Company.  These amounts are unsecured, non-interest bearing and due on demand.

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

During the six months ended May 31, 2011, the Company recorded stock-based compensation of $nil (2010 - $50,866), including the incremental compensation cost of $nil (2010 - $5,468) resulting from the amendment, as general and administrative expense.

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price $	Aggregate Intrinsic Value $

Outstanding and exercisable, May 31, 2011 and November 30, 2010	500,000	0.50	–

As at May 31, 2011, the weighted average remaining contractual life was 2.02 years and there was no unrecognized compensation costs related to non-vested share-based compensation.

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

We have incurred losses since our inception.  We rely upon the sale of our securities to fund our operations.  We have generated limited revenues of $21,521 from our 2.34% non-operated interest in three operating wells in Kingfisher County, Oklahoma since our inception to May 31, 2011.

We intend to build our business through the acquisition of producing and exploration stage oil and natural gas wells, interests and leases.  Our strategy is to combine the secure and reliable revenue source of operated and non-operated interests from producing oil wells with the higher risk development of oil and gas exploration projects.  For the next 12 months (beginning August 2011), we plan to purchase additional operated and non-operated interests in producing oil and natural gas properties, to acquire additional exploration stage properties and carry out an exploration program on the acquired properties.  We are not involved in any bankruptcy, receivership or similar proceedings.

Liquidity and Capital Resources

As of May 31, 2011, we had cash of $3,322 and a working capital deficit of $363,263.  Our accumulated deficit from inception to May 31, 2011 was $3,891,899.  Our net loss of $77,822 for the six months ended May 31, 2011 was mostly funded by funds raised from equity financing since inception.  However, for the six months ended May 31, 2011, we did not raise any funds through the sale of our equities nor did we raise any funds through equity financing during the same period in 2010.  However, we did receive $59,825 in loans.  During the six months ended May 31, 2011 our cash position decreased by $7,917.

We used net cash of $67,742 in operating activities for the six months ended May 31, 2011 compared to net cash of $155,895 used in operating activities for the same period in 2010.  This increase in cash used in operating activities was mainly due to paying down accounts payable.

During the six months ended May 31, 2011 our monthly cash requirement was approximately $11,290 compared to $25,983 for the same period in 2010.  At May 31, 2011, we had cash of $3,322, which will cover our costs for less than 1 month according to our current monthly burn rate.

We expect to require approximately $1,000,000 in financing to continue our planned operation and exploration over the next year plus another $1,000,000 to cover our other operational expenses.Our planned acquisition and exploration expenditures for oil and gas interests and properties over the next twelve months (beginning August 2011) are summarized as follows:

Description	Potential	Estimated
	completion date	Expenses
		($)
Retain a full-time engineer	September 1, 2011	400,000
and a full-time
geologist
Conduct preliminary evaluation of	September 1, 2011	600,000
potential exploration stage oil and
gas properties for acquisition

Total		1,000,000

Our other planned operational expenses for the next 12 months (beginning August 2011) are summarized as follows:

Description	Potential	Estimated
	completion date	Expenses
		($)
Select and appoint a new Board	August 1, 2011	10,000
member

Raise additional private or public	12 months	150,000
equity (legal, accounting and
marketing fees)

General and administrative	12 months	100,000
expenses

Professional fees (legal,	12 months	250,000
accounting and auditing fees)

Consultant, officer, and employee	12 months	450,000
fees

Marketing expenses	12 months	40,000

Total		1,000,000

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

Results of Operations for the Six Months Ended May 31, 2011 Compared to the Same Period in 2010, and From Inception to May 31, 2011

We began to earn nominal revenues in February 2007 from our non-operated working interests in three producing wells.  We plan to purchase additional non-operated and operated working interests in existing oil and gas leases.

Revenues

We have generated $21,521 in revenues from our 2.34% non-operating interest in the Kingfisher property since February 14, 2006 (inception) to May 31, 2011.  We generated revenues of $1,874 for the six months ended May 31, 2011 compared to $1,945 for the six months ended May 31, 2010.

Net Loss

We incurred a net loss of $77,822 for the six months ended May 31, 2011 compared to our net loss of $926,269 for the six months ended May 31, 2010.  The decrease in net loss was mainly due to decrease in loss on settlement of debt.  Since February 14, 2006 (date of inception) to May 31, 2011, we have incurred a net loss of $3,891,899.

Expenses

Our total expenses for the six months ended May 31, 2011 were $79,696 compared to $118,799, for the same period in 2010.  The decrease in our expenses during 2011 was attributable to a decrease in our general and administrative expenses.  Our general and administrative expenses decreased by $40,074 from $116,964 for the six months ended May 31, 2010 compared to $76,890 for the six months ended May 31, 2011.  Our general and administrative expenses consist of professional fees, management and consulting fees, stock based compensation, bank charges, travel, meals and entertainment, rent, office maintenance, communications (cellular, internet, fax and telephone), courier, postage costs and office supplies.

Results of Operations for the Three Months Ended May 31, 2011 Compared to the Same Period in 2010

Revenues

We generated revenues of $1,072 for the three months ended May 31, 2011 compared to $1,213 for the three months ended May 31, 2010.

Net Loss

We incurred a net loss of $37,147 for the three months ended May 31, 2011 compared to our net loss of $54,210 for the three months ended May 31, 2010.  The decrease was mainly due to less general and administrative expense.

Expenses

Our total expenses for the three months ended May 31, 2011 were $38,219 compared to $55,423, for the same period in 2010.  The decrease in our expenses during 2011 was attributable to a decrease in our general and administrative expenses.  Our general and administrative expenses decreased by $17,417 from $54,285 for the three months ended May 31, 2010 compared to $36,868 for the three months ended May 31, 2011.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of May 31, 2011, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

MASS PETROLEUM INC.

Date: July 19, 2011	By:	/s/ Jordan Shapiro
Jordan Shapiro
Chief Executive Officer, President, Secretary, Treasurer and Director

Date: July 19, 2011	By:	/s/ Vitaly Melnikov
Vitaly Melnikov
Chief Financial Officer
and Director

