Form 10-Q
period 2011-08-31
MASS Petroleum Inc.
filed 2011-10-17
CIK 1388982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

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

As of October 12, 2011, the registrant’s outstanding common stock consisted of 155,748,000 shares.

2

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited financial statements of MASS Petroleum Inc. (the “Company”, “MASS”, “we”, “our”, “us”) follow.  All currency references in this report are in US dollars unless otherwise noted.

MASS Petroleum Inc.

(An Exploration Stage Company)

August 31, 2011

Index

Balance Sheets

F-1

Statements of Operations

F-2

Statements of Cash Flows

F-3

Notes to the Financial Statements

F-4

3

MASS Petroleum Inc.

(An Exploration Stage Company)

Balance Sheets

(Expressed in US dollars)

	August 31 2011 $	November 30, 2010 $
	(unaudited)

ASSETS

Current Assets

Cash	–	11,239
Amounts receivable	8,636	6,122
Prepaid expenses	8,791	2,584

Total Current Assets	17,427	19,945

Property and Equipment (Note 3)	2,344	3,328
Oil and Gas Property (Note 4)	8,069	9,380

Total Assets	27,840	32,653

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Bank indebtedness	6,728	–
Accounts payable	10,597	11,536
Accrued liabilities	24,019	12,913
Due to related parties (Note 6)	129,687	80,251
Loans payable (Note 5)	307,089	90,867

Total Current Liabilities	478,120	195,567

Loans Payable (Note 5)	50,000	181,500

Total Liabilities	528,120	377,067

Nature of Operations and Continuance of Business (Note 1)

Stockholders’ Deficit

Preferred stock, 20,000,000 shares authorized, $0.0001 par value; None issued and outstanding	–	–

Common stock, 160,000,000 shares authorized, $0.0001 par value; 155,748,000 and 135,748,000 shares issued and outstanding, respectively	15,575	13,575

Additional paid-in capital	3,508,088	3,456,088

Deficit accumulated during the exploration stage	(4,023,943)	(3,814,077)

Total Stockholders’ Deficit	(500,280)	(344,414)

Total Liabilities and Stockholders’ Deficit	27,840	32,653

(The accompanying notes are an integral part of these financial statements)

MASS Petroleum Inc.

(An Exploration Stage Company)

Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended	Accumulated from February 14, 2006 (Date of Inception)
	August 31,	August 31,	August 31,	August 31,	to August 31,
	2011	2010	2011	2010	2011
	$	$	$	$	$

Revenue	807	1,263	2,681	3,208	22,328

Operating Expenses

Depletion	286	855	1,311	2,076	25,969
Depreciation	328	281	984	281	4,984
General and administrative	79,742	26,334	156,632	143,298	2,331,798
Mineral property costs	–	–	–	–	1,693
Oil and gas production	495	332	1,620	946	14,042

Total Operating Expenses	80,851	27,802	160,547	146,601	2,378,486

Operating Loss	(80,044)	(26,539)	(157,866)	(143,393)	(2,356,158)

Other Income (Expense)

Gain on settlement of account payable	–	–	–	12,585	12,585
Loss on settlement of debt	(52,000)	–	(52,000)	(822,000)	(1,605,370)
Provision for loan receivable	–	–	–	–	(75,000)

Total Other Income (Expense)	(52,000)	–	(52,000)	(809,415)	(1,667,785)

Net Loss	(132,044)	(26,539)	(209,866)	(952,808)	(4,023,943)

Net Loss Per Share – Basic and Diluted	–	–	–	(0.01)

Weighted Average Shares Outstanding	136,835,000	135,748,000	136,113,000	127,478,000

(The accompanying notes are an integral part of these financial statements)

MASS Petroleum Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	For the Nine Months Ended August 31, 2011 $	For the Nine Months Ended August 31, 2010 $	Accumulated from February 14, 2006 (Date of Inception) To August 31, 2011 $

Operating Activities

Net loss for the period	(209,866)	(952,808)	(4,023,943)

Adjustments to reconcile net loss to net cash used in operating activities:
Depletion	1,311	2,076	25,969
Depreciation	984	281	4,984
Donated services and rent	–	–	54,080
Stock-based compensation	–	52,470	1,338,063
Provision for loan receivable	–	–	75,000
Gain on settlement of account payable	–	(12,585)	(12,585)
Loss on settlement of debt	52,000	822,000	1,605,370

Changes in operating assets and liabilities
Amounts receivable	(2,514)	(633)	(8,636)
Prepaid expenses	(6,207)	(2,851)	(8,791)
Accounts payable	(939)	(51,189)	23,182
Accrued liabilities	11,106	4,216	24,619
Due to related parties	51,436	(25,615)	80,712

Net Cash Used In Operating Activities	(102,689)	(164,638)	(821,976)

Investing Activities

Loan receivable	–	–	(75,000)
Purchase of property and equipment	–	(3,367)	(7,328)
Purchase of oil and gas property	–	–	(34,038)

Net Cash Used in Investing Activities	–	(3,367)	(116,366)

Financing Activities

Bank indebtedness	6,728	–	6,728
Proceeds from loan payable	84,722	174,125	391,489
Proceeds from related party loan	–	15,625	95,625
Proceeds from issuance of common stock	–	–	446,000
Share issuance costs	–	–	(1,500)

Net Cash Provided by Financing Activities	91,450	189,750	938,342

(Decrease) Increase in Cash	(11,239)	21,745	–

Cash - Beginning of Period	11,239	2,803	–

Cash - End of Period	–	24,548	–

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

Non-cash Investing and Financing Activities

Common stock issued to settle debt	2,000	860,000	1,635,020

(The accompanying notes are an integral part of these financial statements)

MASS Petroleum Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

August 31, 2011

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31, 2011, the Company has a working capital deficit of $460,693, and has accumulated losses totaling $4,023,943 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

August 31, 2011

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

b)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2011 and 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

August 31, 2011

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

a)

Asset Retirement Obligations

The Company follows the provisions of ASC 410, Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.  As at August 31, 2011 and November 30, 2010, the Company did not have any asset retirement obligations.

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

August 31, 2011

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

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable

 MASS Petroleum Inc.
(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)
August 31, 2011

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

o)

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

3.

Property and Equipment

	Cost $	Accumulated Depreciation $	August 31, 2011 Net Carrying Value $ (unaudited)	November 30, 2010 Net Carrying Value $

Computer Hardware	3,937	1,593	2,344	3,328

4.

Oil and Gas Property

	August 31, 2011 Net Carrying Value $ (unaudited)	November 30, 2010 Net Carrying Value $

Proved Property

Acquisition Costs	34,038	34,038
Depletion	(25,969)	(24,658)

Net Carrying Value	8,069	9,380

On August 1, 2006, the Company acquired a 2.34% non operating interest in three oil and gas wells located in Oklahoma for $34,038.

5

Loans Payable

a)

On October 15, 2008, the Company entered into a loan agreement for $30,000 which was payable on October 15, 2009 or when the Company completes a private placement or receives proceeds from other loans.  The amount is unsecured and bears interest at 2% per annum, calculated on the basis of 360 day year for actual days elapsed.  If interest is not paid as it becomes due, it will be added to the principal sum and treated as part of the principal sum.  On October 15, 2009, the Company did not repay the loan and accrued interest of $600 was added to the loan.  On November 23, 2009, the Company agreed to settle $10,000 of the loans by issuing of 4,000,000 common shares of the Company.  On October 15, 2010, the loan was extended to June 15, 2011.  On June 15, 2011, the Company did not repay the note and the note became due on demand.

F-8

5.

Loans Payable (continued)

b)

On July 6, 2009, the Company entered into a loan agreement for $7,500 which is payable on the earlier of July 15, 2010 or within seven days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum.  On June 15, 2011, the Company did not repay the note and the note became due on demand.

c)

On July 14, 2009, the Company entered into a loan agreement for $15,000 which is payable on the earlier of July 15, 2010 or within seven days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum.  On July 15, 2010, the loan was extended to June 15, 2011.  On June 15, 2011, the Company did not repay the note and the note became due on demand.

d)

On July 17, 2009, the Company entered into a loan agreement for $5,000 which is payable on the earlier of July 15, 2010 or within seven days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum.  On July 15, 2010, the loan was extended to June 15, 2011.  On June 15, 2011, the Company did not repay the note and the note became due on demand.

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

h)

On December 4, 2009, the Company entered into a loan agreement with a shareholder of the Company for $7,500 which is payable on the earlier of December 4, 2010 or within seven days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum. On December 4, 2010, the Company extended the maturity date of the loan to June 15, 2011.  On June 15, 2011, the Company did not repay the note and the note became due on demand.

i)

On December 17, 2009, the Company entered into a loan agreement for $10,000 which is payable on the earlier of December 17, 2012 or within seven days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum.

j)

On January 12, 2010, the Company entered into a loan agreement for $6,500 which is payable on the earlier of January 12, 2011 or within 7 days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 2% per annum. On January 12, 2011, the Company extended the maturity date of the loan to June 15, 2011.  On June 15, 2011, the Company did not repay the note and the note became due on demand.

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

m)

On January 29, 2010, the Company entered into a loan agreement for $9,189 (Cdn$9,000) which is payable on the earlier of January 29, 2011 or within seven days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum. On January 29, 2011, the Company extended the maturity date of the loan to June 15, 2011.  On June 15, 2011, the Company did not repay the note and the note became due on demand.

n)

On March 25, 2010, the Company entered into a loan agreement for $20,000 which is payable on the earlier of March 25, 2012 or within seven days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum.

5.

Loans Payable (continued)

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

t)

On July 19, 2011, the Company entered into a loan agreement for $25,000 which is payable on the earlier of July 19, 2012 or within 7 days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum.

F-9

6.

Related Party Transactions

a)

During the year ended November 30, 2010, the CFO of the Company agreed to forgive $20,330 (Cdn$20,500) of outstanding management fees, which has been recorded as additional paid-in capital, and the Company amended the terms of the consulting agreement with the CFO of the Company to pay Cdn$200 per hour with a minimum charge of Cdn$1,000 per month.  During the nine months ended August 31, 2011, the Company incurred $9,998 (2010 - $4,853) of management fees to the CFO of the Company. As at August 31, 2011, the Company was indebted to the CFO of the Company for $nil (November 30, 2010 - $974).

b)

As at August 31, 2011, the Company was indebted to a company controlled by a director of the Company for $37,000 (November 30, 2010 - $37,000) which is unsecured, bears interest at 5% per annum, and was due on January 31, 2011.  On January 31, 2011, the Company extended the maturity date of the loan to June 15, 2011. On June 15, 2011, the Company did not repay the note and the note became due on demand.  As at August 31, 2011, the Company is also indebted to this company for $7,673 (November 30, 2010 - $6,249), which is non-interest bearing, unsecured and due on demand.

c)

On December 4, 2009, the Company entered into a loan agreement with a director of the Company for $7,000 which is payable on the earlier of December 4, 2010 or within seven days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum. On December 4, 2010, the Company extended the maturity date of the loan to December 4, 2013. On August 26, 2011, the Company repaid $2,000 of the loan by issuance of 20,000,000 common shares at $0.0001 per share, resulting in a loss on settlement of $52,000.

d)

On January 29, 2010, the Company entered into a loan agreement with a director of the Company for $9,189 (Cdn$9,000) which is payable on the earlier of January 29, 2011 or within seven days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum. On January 29, 2011, the Company extended the maturity date of the loan to June 15, 2011.  On June 15, 2011, the Company did not repay the note and the note became due on demand.

e)

On March 2, 2011, the Company received Cdn$5,000 from a director of the Company, secured by a promissory note, and payable on March 2, 2012. The amount is unsecured and bears interest at 5% per annum.  On March 17, 2011, the Company repaid the loan.

f)

As at August 31, 2011, the Company is indebted to a director of the Company for $70,825 (November 30, 2010 - $20,261), representing accrued interest and expenditures paid on behalf of the Company. These amounts are unsecured, non-interest bearing and due on demand.

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

During the nine months ended August 31, 2011, the Company recorded stock-based compensation of $nil (2010 - $52,470), including the incremental compensation cost of $nil (2010 - $5,638) resulting from the amendment, as general and administrative expense.

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price $	Aggregate Intrinsic Value $

Outstanding and exercisable, August 31, 2011 and November 30, 2010	500,000	0.50	–

As at August 31, 2011, the weighted average remaining contractual life was 1.76 years and there was no unrecognized compensation costs related to non-vested share-based compensation.

8.

Common Shares

On August 26, 2011, the Company issued 20,000,000 common shares to the President and Director of the Company for settlement of debt of $2,000.  The fair value of the common shares issued were $54,000, which resulted in a loss on settlement of debt of $52,000.

9.     Subsequent Event

On September 1, 2011, the Company entered into a loan agreement for $75,000 which is payable on the earlier of August 31, 2012 or within 7 days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum.

F-10

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

We have incurred losses since our inception.  We rely upon the sale of our securities to fund our operations.  We have generated limited revenues of $22,328 from our 2.34% non-operated interest in three operating wells in Kingfisher County, Oklahoma since our inception to August 31, 2011.

We intend to build our business through the acquisition of producing and exploration stage oil and natural gas wells, interests and leases.  Our strategy is to combine the secure and reliable revenue source of operated and non-operated interests from producing oil wells with the higher risk development of oil and gas exploration projects.  For the next 12 months (beginning November 2011), we plan to purchase additional operated and non-operated interests in producing oil and natural gas properties, to acquire additional exploration stage properties and carry out an exploration program on the acquired properties.  We are not involved in any bankruptcy, receivership or similar proceedings.

Liquidity and Capital Resources

As of August 31, 2011, we had cash of $nil and a working capital deficit of $460,693.  Our accumulated deficit from inception to August 31, 2011 was $4,023,943.  Our net loss of $209,866 for the nine months ended August 31, 2011 was mostly funded by funds raised from equity financing since inception and from loans.  During the nine months ended August 31, 2011 and 2010, we did not raise any funds through the sale of our equities.  During the nine months ended August 31, 2011 our cash position decreased by $11,239.

During the nine months ended August 31, 2011, we used net cash of $102,689 in operating compared to net cash used of $164,638 used in operating activities for the same period in 2010.  This decrease in cash used in operating activities was mainly due to lack of sufficient cash flow compared to prior year in order to pay down our outstanding day-to-day obligations.

During the nine months ended August 31, 2011, we used net cash of $nil in investing activities, compared to net cash of $3,367 for the same period in 2010, where we purchased property and equipment.

 During the nine months ended August 31, 2011, we received proceeds $91,450 in financing activities compared with proceeds of $189,750 for the same period in fiscal 2010.  The majority of our financing was from issuances of notes payables to various parties.

During the nine months ended August 31, 2011 our monthly cash requirement was $11,409 compared to $18,293 for the same period in 2010.  At August 31, 2011, we had cash of $nil, which will not cover our costs for any additional months according to our current monthly burn rate.

We expect to require approximately $1,000,000 in financing to continue our planned operation and exploration over the next year plus another $1,000,000 to cover our other operational expenses.

Our planned acquisition and exploration expenditures for oil and gas interests and properties over the next twelve months (beginning November 2011) are summarized as follows:

Description	Potential Completion Date	Estimated Expenses ($)

Retain a full-time engineer and a full-time Geologist	February 1, 2012	400,000

Conduct preliminary evaluation of potential exploration stage oil and gas properties for acquisition	April 1, 2012	600,000

Total		1,000,000

Our other planned operational expenses for the next 12 months (beginning November 2011) are summarized as follows:

Description	Potential Completion Date	Estimated Expenses ($)

Select and appoint a new Board Member	February 1, 2012	10,000

Raise additional private or public equity (legal, accounting and marketing fees)	12 months	150,000

General and administrative expenses	12 months	100,000

Professional fees (legal, accounting and auditing fees)	12 months	250,000

Consultant, officer, and employee fees	12 months	450,000

Marketing expenses	12 months	40,000

Total		1,000,000

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

Revenues

From our date of inception to August 31, 2011, we have generated $22,328 in revenues from our 2.34% non-operating interest in the Kingfisher property.  During the three and nine months ended August 31, 2011, we generated revenues of $807 and $2,681 compared to $1,263 and $3,208 for the three and nine months ended August 31, 2010, respectively.

Net Loss and Expenses

For the nine months ended August 31, 2011, we incurred a net loss of $209,866 compared to our net loss of $952,808 for the nine months ended August 31, 2010.  The decrease in net loss was attributed to an $822,000 loss on settlement of debt incurred during the nine months ended August 31, 2010.  The decrease was offset by a loss on settlement of debt of $52,000 in fiscal 2011, and a gain on settlement of accounts payable of $12,585 in fiscal 2010.

For the three months ended August 31, 2011, we incurred a net loss of $132,044 compared to a net loss of $26,539 for the three months ended August 31, 2010.  The increase in net loss is attributed to an increase in general and administrative costs, and a $52,000 loss on settlement of debt.

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

Off-Balance Sheet Arrangements

As of August 31, 2011, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Date: October 14, 2011	By:	/s/ Jordan Shapiro
Jordan Shapiro
Chief Executive Officer, President Secretary, Treasurer and Director

Date: October 14, 2011	By:	/s/ Vitaly Melnikov
Vitaly Melnikov
Chief Financial Officer
and Director

