Form 10-K
period 2011-11-30
MASS Petroleum Inc.
filed 2012-03-13
CIK 1388982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2011

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

Aggregate market value of the voting and non-voting stock of the registrant held by non-affiliates of the registrant as of May 31, 2011: $195,682.40 (Non-affiliate holdings of 97,841,200 common shares, closing price of $0.002).

As of March 7, 2012 the registrant’s outstanding stock consisted of 30,155,789 common shares.

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

We have incurred losses since our inception.  We rely upon the sale of our securities to fund our operations.  We have generated limited revenues of $23,210 from our 2.34% non operated interest in three operating wells in Oklahoma from the time we acquired our interest on August 1, 2006 to November 30, 2011.

We intend to build our business through the acquisition of producing and exploration stage oil and natural gas wells, interests and leases.  Our strategy is to combine the secure and reliable revenue source of operated and non-operated interest from producing oil wells with the higher risk development of oil and gas exploration projects.  For the next twelve months (beginning April 2012), we plan to purchase additional operated and non-operated interests in producing oil and natural gas properties, to acquire additional development stage exploration properties and to carry out an exploration program on the acquired properties.  We are not involved in any bankruptcy, receivership or similar proceedings.

Future Oil and Gas Interests

We are currently actively searching for oil and gas leases or interests in leases in small and medium-sized oil and natural gas production companies and properties.  For our initial acquisitions, we are looking for low risk property interests.  During the 12 months beginning April 2012, we intend to include in our portfolio additional non-operated interests in producing wells as well as an exploration interest in a development stage oil and gas property.  As we continue the development of our portfolio of interests, we will be looking for properties and interests that have the following qualities:

·

at least developmental drilling in proven producing areas;

·

significant additional production capacity through developmental drilling, recompletions and workovers;

·

further developmental potential; and

·

in some cases, ability to assume operatorship or appointment of a known operator with relevant experience in the area.

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

In the face of competition, we may not be successful in acquiring, exploring or developing profitable oil and gas properties or interests, and we cannot give any assurance that suitable oil and gas properties or interests will be available for our acquisition, exploration or development.  Despite this, we hope to compete successfully in the oil and gas industry by:

·

keeping our costs low;

·

relying on the strength of our management’s contacts; and

·

using our size and experience to our advantage by adapting quickly to changing market conditions or responding swiftly to potential opportunities.

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

As of March 7, 2012 we do not have any subsidiaries.

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

Regarding our current non-operated interest, we are responsible for a 2.34% share of the costs of (1) any claims arising from the production and sale of hydrocarbons from the interest after August 1, 2006, which is the date we acquired our 2.34% interest in the three wells in Oklahoma; (2) any governmental request or requirement to plug, re-plug or abandon any wells, status or classification, or take any clean up or other actions with respect to our interest; and (3) any claims for personal injury, death, damage to property or damage to the environment arising directly or indirectly from the use, occupation, operation, maintenance or abandonment of our interest. As at November 30, 2011 we have not incurred any such costs.

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

The Canada Oil and Gas Drilling Regulations govern the exploration, drilling and conservation of oil and gas and specify measures to ensure the safety of these operations.  These regulations stipulate that no person may drill a well without authorization and approval, which is obtained upon application to the Chief Conservation Officer.

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

Employees and Consultants

As of November 30, 2011, we did not have any full time or part time employees.  Our Chief Executive Officer and our Chief Financial Officer work as part time consultants in the areas of business development and management; each contributing approximately 15% of their time to us.  We currently engage independent contractors in the areas of accounting, geologist services, legal, auditing services, investment banking and corporate development.

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

During the first six months of 2007, these wells produced a combined average of approximately 130 thousand cubic feet of gas per day and 1.2 barrels of oil per day.  The 2.34% interest generated an average monthly income of approximately $515 per month during the past five years.  We received revenues of $23,210 from our 2.34% interest from February 2007 to November 30, 2011.

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

We have an executive office located at Suite 507-700 West Pender Street, Vancouver, British Columbia, Canada, V6C 1G8.  During the year ended November 30, 2011, we paid $22,863 (2010 - $19,125) of rent expense to an unrelated party.

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

The following table shows the high and low bid quotations of our common shares on the OTC Bulletin Board.  The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High ($)	Low ($)
September 1, 2011 – November 30, 2011	-	-
June 1, 2011 – August 31, 2011	-	-
March 1, 2011 – May 31, 2011	0	0
December 1, 2010 – February 29, 2011	0	0
September 1, 2010 – November 30, 2010	0.0036	0.0003
June 1, 2010 – August 31, 2010	0.0179	0.0003
March 1, 2010 – May 31, 2010	0.014	0.001
December 1, 2009 – February 28, 2010	0.042	0.01

Holders

As of March 7, 2012, there were 90 holders of record of our common stock.

Dividends

We did not issue any stock dividends during our fiscal year ended November 30, 2011.

Equity Compensation Plans

We have not implemented any equity compensation plans.

Recent Sales of Unregistered Securities

We did not make any sales of unregistered securities which were not previously reported in our quarterly filings for fiscal 2011.

Use of Proceeds from Sale of Registered Securities

None during the fiscal year ended November 30, 2011.

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

We have only recently begun our current operations, have earned nominal revenues and have accumulated a net loss of $4,059,202 from February 14, 2006 (date of inception) to November 30, 2011.

We acquired a 2.34% interest in three wells in Kingfisher County, Oklahoma.  We do not yet have any exploration projects, but we are looking for new opportunities.  We need additional capital to carry out our current business plan.  We also anticipate that we will require additional financing in order to pursue full exploration of our acquired claims.  We not have sufficient financing to undertake our current and future business and there is no assurance that we will be able to obtain the necessary financing.

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

Liquidity and Capital Resources

As of November 30, 2011, we had cash of $5,571 compared to $11,239 in cash at November 30, 2010 and total assets of $27,794 compared to $32,653 as at November 30, 2010.  The decrease in cash and total assets were attributed to less proceeds received from the issuance of new loans during the year.

At November 30, 2011, we had a working capital deficit of $524,137 compared to a working capital deficit of $175,622 at November 30, 2010.  The increase in the working capital deficit was due to the fact that we issued new loans payable.

Our accumulated deficit as at November 30, 2011 was $4,059,202 and has been funded primarily through the sale of shares of our common stock, along with loans from our management team and other non-related parties.  During the year ended November 30, 2011, we received $173,324 in financing from the issuance of loans payable, and we did not raise any funds from equity financing.

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

Cashflows from Operating Activities

During the year ended November 30, 2011, we used $178,992 of cash flows for operating activities compared to $177,519 for the year ended November 30, 2010.  From February 15, 2006 (date of inception) to November 30, 2011, the Company has used $898,279 of cash for operating activities.

Cashflows from Investing Activities

During the year ended November 30, 2011, we used $nil of cash flows for investing activities compared to the use of $3,937 for the year ended November 30, 2010.  The decrease in the use of cash for investing activities was due to the purchase of computer hardware for the Company’s office during the year ended November 30, 2010.  From February 15, 2006 (date of inception) to November 30, 2011, the Company has used $116,366 of cash for investing activities, including issuance of $75,000 in loans receivable to Uraltransneft which has been fully impaired in 2008 due to uncertainty of collection, $7,328 for the purchase of property and equipment, and $34,038 for the acquisition of the oil and gas properties in 2006.

Cashflows from Financing Activities

During the year ended November 30, 2011, we received $173,324 of cash flows from financing activities compared to $189,892 for the year ended November 30, 2010.  The decrease in proceeds from financing activities was attributed to the issuance of $15,625 of proceeds received from related parties in 2010.  From February 15, 2006 (date of inception) to November 30, 2011, the Company has received $1,020,216 of cash from financing activities including $480,091 of proceeds from loans payable, $446,000 from the issuance of common shares less $1,500 for share issuance costs, and $95,625 from related parties.

During the fiscal year ended November 30, 2011, we required approximately $14,916 in cash to fund our operations each month.  As of November 30, 2011, we had cash of $5,571.  However, we anticipate that beginning April 2012 our monthly expenses will increase to $269,000, which includes $7,000 monthly for general and administrative expenses, $10,000 monthly for consulting and employee expenses, $8,000 monthly for professional fees, $2,500,000 for the acquisition of non-operated working interests and an exploration project and approximately $66,667 monthly for exploration costs.

Currently, we are reviewing additional non-operated working interests and leases in Oklahoma, California, Texas and Canada.

We expect to require approximately $3,937,000 in financing to continue our planned operation and exploration over the next year.  Our planned acquisition and exploration expenditures for oil and gas interests and properties over the next twelve months (beginning December 2011) are summarized as follows:

Description	Potential completion date	Estimated Expenses ($)
Retain a full-time engineer, a full- time land specialist and a full-time geologist	April 1, 2012	242,000
Purchase non-operated working interests in existing leases	May 1, 2012	2,000,000
Acquire a development stage exploration project	August 1, 2012	500,000
Develop and carry out a preliminary exploration program on an acquired property	September 1, 2012 – November 30, 2012	800,000
Total		3,542,000

Our other planned operational expenses for the next twelve months (beginning December 2011) are summarized as follows:

Description	Potential completion date	Estimated Expenses ($)
Select and appoint a new Board member	May 1, 2012	-
Raise additional private or public equity (legal, accounting and marketing fees)	May 1, 2012	70,000
General and administrative expenses	12 months	84,000
Professional fees (legal, accounting and auditing fees)	12 months	96,000
Consulting and employee fees	12 months	120,000
Marketing expenses	12 months	25,000
Total		395,000

Of the $3,937,000 we need for the next 12 months, we had $5,571 in cash as of November 30, 2011.  We intend to raise the balance of our cash requirements for the next 12 months ($3,931,429) from private placements or possibly a registered public offering, or through further debt financing.  At this time we do not have any commitments from any broker-dealers to provide us with financing.

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

Results of Operations

We earned nominal revenues for the year ended November 30, 2011 from our non-operated working interests in three producing wells.  We plan to purchase additional non-operated working interests in existing leases.  However, we anticipate that we will incur substantial losses over the next two years.

For the fiscal year ended November 30, 2011, we generated revenues of $3,563 from our non-operating interest in the Kingfisher property compared to revenues of $3,871 for the fiscal year ended November 30, 2010.  From inception on February 14, 2006 to November 30, 2011 we have earned total revenues of $23,210.

During the year ended November 30, 2011, we incurred operating expenses of $196,688 compared to operating expenses of $177,086 for the year ended November 30, 2010.  The increase in operating expenses in 2011 is attributed to increased general and administrative expenses.  During the year ended November 30, 2011, we did not issue additional stock options.

During the year ended November 30, 2011, we recorded a loss on settlement of debt of $52,000 as compared to $822,000 for the year ended November 30, 2010.

Our net loss for the year ended November 30, 2011 was $245,125 compared to a net loss of $982,630 for the year ended November 30, 2010.  The reason for the significantly decreased net loss for 2011 was due to a large decrease in loss on settlement of debt.

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

Item 8.  Financial Statements and Supplementary Data

MASS Petroleum Inc.

(An Exploration Stage Company)

November 30, 2011

(Expressed in US dollars)

Index

Report of Independent Registered Public Accounting Firm

F-1

Balance Sheets

F-2

Statements of Operations

F-3

Statement of Stockholders’ Equity (Deficit)

F-4

Statements of Cash Flows

F-7

Notes to the Financial Statements

F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MASS Petroleum Inc.

(An Exploration Stage Company)

We have audited the accompanying balance sheets of MASS Petroleum Inc. (An Exploration Stage Company) as of November 30, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and accumulated from December 1, 2009 to November 30, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of MASS Petroleum Inc. for the period from February 14, 2006 (date of inception) to November 30, 2009 were audited by other auditors, and included an explanatory paragraph regarding the Company’s ability to continue as a going concern.  The financial statements for the periods for the period from February 14, 2006 (date of inception) to November 30, 2009 reflect a net loss of $2,831,447 of the related cumulative totals.  The auditors’ report has been furnished to us, and our opinion, insofar as it related to the amounts included for such periods, is based solely on the report of such auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2011 and 2010, and the results of its operations and its cash flows for the years then ended and accumulated from February 14, 2006 (date of inception) to November 30, 2011, in conformity with accounting principles generally accepted in the United States.

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

/s/ SATURNA GROUP CHARTERED ACCOUNTANTS LLP

Saturna Group Chartered Accountants LLP

Vancouver, Canada

March 6, 2012

MASS Petroleum Inc.

(An Exploration Stage Company)

Balance Sheets

(Expressed in US dollars)

	November 30, 2011 $	November 30, 2010 $

ASSETS

Current Assets

Cash	5,571	11,239
Amounts receivable	9,780	6,122
Prepaid expenses	2,845	2,584

Total Current Assets	18,196	19,945

Property and equipment (Note 3)	2,016	3,328
Oil and gas property (Note 4)	7,582	9,380

Total Assets	27,794	32,653

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	14,972	11,536
Accrued liabilities	35,387	12,913
Due to related parties (Note 6)	66,283	80,251
Loans payable (Note 5)	425,691	90,867

Total Current Liabilities	542,333	195,567

Loans payable (Note 5)	20,000	181,500

Total Liabilities	562,333	377,067

Nature of Operations and Continuance of Business (Note 1)
Subsequent Events (Note 11)

Stockholders’ Deficit

Preferred stock, 20,000,000 shares authorized, $0.0001 par value; 1,000,000 and nil shares and none issued and outstanding, respectively	100	–

Common stock, 1,000,000,000 shares authorized, $0.0001 par value; 155,748 and 135,748 shares issued and outstanding, respectively	16	14

Additional paid-in capital	3,524,547	3,469,649

Deficit accumulated during the exploration stage	(4,059,202)	(3,814,077)

Total Stockholders’ Deficit	(534,539)	(344,414)

Total Liabilities and Stockholders’ Deficit	27,794	32,653

(The accompanying notes are an integral part of these financial statements)

MASS Petroleum Inc.

(An Exploration Stage Company)

Statements of Operations

(Expressed in US dollars)

	For the Year Ended	For the Year Ended	Accumulated from February 14, 2006 (Date of Inception)
	November 30,	November 30,	to November 30,
	2011	2010	2011
	$	$	$

Revenue	3,563	3,871	23,210

Operating Expenses

Depletion	1,798	2,218	26,456
Depreciation	1,312	609	5,312
General and administrative (Notes 6 and 8)	191,599	171,673	2,366,765
Mineral property costs	–	–	1,693
Oil and gas production costs	1,979	2,586	14,401

Total Operating Expenses	196,688	177,086	2,414,627

Operating Loss	(193,125)	(173,215)	(2,391,417)

Other Income (Expense)

Gain on settlement of account payable	–	12,585	12,585
Loss on settlement of debt (Note 9)	(52,000)	(822,000)	(1,605,370)
Provision for loan receivable	–	–	(75,000)

Total Other Income (Expense)	(52,000)	(809,415)	(1,667,785)

Net Loss and Comprehensive Loss	(245,125)	(982,630)	(4,059,202)

Net Loss Per Share – Basic and Diluted	(1.74)	(7.71)

Weighted Average Shares Outstanding	141,008	127,478

(The accompanying notes are an integral part of these financial statements)

MASS Petroleum Inc.

(An Exploration Stage Company)

Statement of Stockholders’ Equity (Deficit)

For the Period from February 14, 2006 (Date of Inception) to November 30, 2011

(Expressed in US dollars)

								Deficit
								Accumulated
					Additional	Common		During the
	Preferred		Common		Paid-in	Stock	Donated	Exploration
	Shares	Amount	Shares	Amount	Capital	Subscribed	Capital	Stage	Total
	#	$	#	$	$	$	$	$	$

Balance – February 14, 2006 (Date of Inception)	–	–	–	–	–	–	–	–	–

Common stock issued at $0.0001 per share	–	–	100,000	10	4,990	–	–	–	5,000

Common stock issued at $0.05 per share	–	–	3,100	–	77,500	–	–	–	77,500

Common stock issued at $0.25 per share	–	–	684	–	85,500	–	–	–	85,500

Cancellation of common stock	–	–	(40,000)	(4)	4	–	–	–	–

Stock-based compensation	–	–	–	–	800	–	–	–	800

Common stock issued for consulting services	–	–	12,000	1	224,999	–	–	–	225,000

Common stock to be issued for consulting services rendered	–	–	–	–	–	2,500	–	–	2,500

Donated services and rent	–	–	–	–	–	–	11,250	–	11,250

Net loss for the period	–	–	–	–	–	–	–	(58,427)	(58,427)

Balance – November 30, 2006	–	–	75,784	7	393,793	2,500	11,250	(58,427)	349,123

(The accompanying notes are an integral part of these financial statements)

MASS Petroleum Inc.

(An Exploration Stage Company)

Statement of Stockholders’ Equity (Deficit)

For the Period from February 14, 2006 (Date of Inception) to November 30, 2011

(Expressed in US dollars)

								Deficit
								Accumulated
					Additional	Common		During the
	Preferred		Common		Paid-in	Stock	Donated	Exploration
	Shares	Amount	Shares	Amount	Capital	Subscribed	Capital	Stage	Total
	#	$	#	$	$	$	$	$	$

Balance – November 30, 2006	–	–	75,784	7	393,793	2,500	11,250	(58,427)	349,123

Common stock issued at $0.125 per share	–	–	80	–	10,000	–	–	–	10,000

Common stock issued for consulting services	–	–	20	–	2,500	(2,500)	–	–	–

Common stock issued at $0.25 per share less share issuance costs	–	–	60	–	15,000	–	–	–	15,000

Common stock issuance costs	–	–	–	–	(1,500)	–	–	–	(1,500)

Common stock issued for advisory services	–	–	20	–	5,000	–	–	–	5,000

Common stock issued at $0.225 per share	–	–	1,124	–	253,000	–	–	–	253,000

Common stock issued for consulting services	–	–	4,000	1	359,999	–	–	–	360,000

Donated services and rent	–	–	–	–	–	–	15,000	–	15,000

Net loss for the year	–	–	–	–	–	–	–	(452,318)	(452,318)

Balance – November 30, 2007	–	–	81,088	8	1,037,792	–	26,250	(510,745)	553,305

Stock-based compensation	–	–	–	–	348,067	–	–	–	348,067

Donated services and rent	–	–	–	–	–	–	7,500	–	7,500

Net loss for the year	–	–	–	–	–	–	–	(960,685)	(960,685)

Balance – November 30, 2008	–	–	81,088	8	1,385,859	–	33,750	(1,471,430)	(51,813)

Stock-based compensation	–	–	–	–	344,226	–	–	–	344,226

Common stock issued to settle debt	–	–	16,660	2	773,018	–	–	–	773,020

Net loss for the year	–	–	–	–	–	–	–	(1,360,017)	(1,360,017)

Balance – November 30, 2009	–	–	97,748	10	2,503,103	–	33,750	(2,831,447)	(294,584)

(The accompanying notes are an integral part of these financial statements)

MASS Petroleum Inc.

(An Exploration Stage Company)

Statement of Stockholders’ Equity (Deficit)

For the Period from February 14, 2006 (Date of Inception) to November 30, 2011

(Expressed in US dollars)

								Deficit
								Accumulated
					Additional	Common		During the
	Preferred		Common		Paid-in	Stock	Donated	Exploration
	Shares	Amount	Shares	Amount	Capital	Subscribed	Capital	Stage	Total
	#	$	#	$	$	$	$	$	$

Balance – November 30, 2009	–	–	97,748	10	2,503,103	–	33,750	(2,831,447)	(294,584)

Common stock issued to settle debt	–	–	38,000	4	859,996	–	–	–	860,000

Stock-based compensation	–	–	–	–	52,470	–	–	–	52,470

Donated services	–	–	–	–	–	–	20,330	–	20,330

Net loss for the year	–	–	–	–	–	–	–	(982,630)	(982,630)

Balance – November 30, 2010	–	–	135,748	14	3,415,569	–	54,080	(3,814,077)	(344,414)

Common stock issued to settle debt	–	–	20,000	2	53,998	–	–	–	54,000

Preferred stock issued for management services	1,000,000	100	–	–	900	–	–	–	1,000

Net loss for the year	–	–	–	–	–	–	–	(245,125)	(245,125)

Balance – November 30, 2011	1,000,000	100	155,748	16	3,470,467	–	54,080	(4,059,202)	(534,539)

(The accompanying notes are an integral part of these financial statements)

MASS Petroleum Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

	For the Year Ended November 30, 2011 $	For the Year Ended November 30, 2010 $	Accumulated from February 14, 2006 (Date of Inception) To November 30, 2011 $

Operating Activities

Net loss for the period	(245,125)	(982,630)	(4,059,202)

Adjustments to reconcile net loss to net cash used in operating activities:
Depletion	1,798	2,218	26,456
Depreciation	1,312	609	5,312
Donated services and rent	–	20,330	54,080
Stock-based compensation	1,000	52,470	1,339,063
Provision for loan receivable	–	–	75,000
Gain on settlement of account payable	–	(12,585)	(12,585)
Loss on settlement of debt	52,000	822,000	1,605,370

Changes in operating assets and liabilities
Amounts receivable	(3,658)	(1,886)	(9,780)
Prepaid expenses	(261)	1,428	(2,845)
Accounts payable	3,436	(50,459)	27,557
Accrued liabilities	22,474	5,679	35,987
Due to related parties	(11,968)	(34,693)	17,308

Net Cash Used In Operating Activities	(178,992)	(177,519)	(898,279)

Investing Activities

Loan receivable	–	–	(75,000)
Purchase of property and equipment	–	(3,937)	(7,328)
Purchase of oil and gas property	–	–	(34,038)

Net Cash Used in Investing Activities	–	(3,937)	(116,366)

Financing Activities

Proceeds from loan payable	173,324	174,267	480,091
Proceeds from related party loan	–	15,625	95,625
Proceeds from issuance of common stock	–	–	446,000
Share issuance costs	–	–	(1,500)

Net Cash Provided by Financing Activities	173,324	189,892	1,020,216

Increase (Decrease) in Cash	(5,668)	8,436	5,571

Cash - Beginning of Period	11,239	2,803	–

Cash - End of Period	5,571	11,239	5,571

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

Non-cash Investing and Financing Activities

Common stock issued to settle debt	54,000	860,000	1,687,020

(The accompanying notes are an integral part of these financial statements)

MASS Petroleum Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

November 30, 2011

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  As at November 30, 2011, the Company has a working capital deficit of $524,137, and has accumulated losses totaling $4,059,202 since inception.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

November 30, 2011

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

b)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at November 30, 2011 and 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

November 30, 2011

2.

Summary of Significant Accounting Policies (continued)

a)

Asset Retirement Obligations

The Company follows the provisions of ASC 410, Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.  As at November 30, 2011 and 2010, the Company did not have any asset retirement obligations.

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

November 30, 2011

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

l)

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes.  The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse.  The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.  As of November 30, 2011 and 2010, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

ASC 718 requires company to estimate the fair value of share-based awards on the date of grant using an option-pricing model.  The Company uses the Black-Scholes option pricing model as its method of determining fair value.  This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables.  These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

MASS Petroleum Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

November 30, 2011

2.

Summary of Significant Accounting Policies (continued)

n)

Stock-based Compensation (continued)

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

1.

Property and Equipment

	Cost $	Accumulated Depreciation $	2011 Net Carrying Value $	2010 Net Carrying Value $

Computer Hardware	3,937	1,921	2,016	3,328

2.

Oil and Gas Property

	2011 Net Carrying Value $	2010 Net Carrying Value $

Proved Property

Acquisition Costs	34,038	34,038
Depletion	(26,456)	(24,658)

Net Carrying Value	7,582	9,380

On August 1, 2006, the Company acquired a 2.34% non operating interest in three oil and gas wells located in Oklahoma for $34,038.

MASS Petroleum Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

November 30, 2011

3.

Loans Payable

a)

On October 15, 2008, the Company entered into a loan agreement for $30,000 which was payable on October 15, 2009 or when the Company completes a private placement or receives proceeds from other loans.  The amount owing is unsecured and bears interest at 2% per annum, calculated on the basis of 360 day year for actual days elapsed.  If interest is not paid as it becomes due, it will be added to the principal sum and treated as part of the principal sum.  On October 15, 2009, the Company did not repay the loan and accrued interest of $600 was added to the loan.  On November 23, 2009, the Company agreed to settle $10,000 of the loans by issuing of 4,000,000 common shares of the Company.  On October 15, 2010, the loan was extended to June 15, 2011.  On June 15, 2011, the Company did not repay the note and the note became due on demand.

b)

On July 6, 2009, the Company entered into a loan agreement for $7,500 which is payable on the earlier of July 15, 2010 or within seven days of the Company completing a financing in excess of $800,000.  The amount owing is unsecured and bears interest at 5% per annum.  On June 15, 2011, the Company did not repay the note and the note became due on demand.

c)

On July 14, 2009, the Company entered into a loan agreement for $15,000 which is payable on the earlier of July 15, 2010 or within seven days of the Company completing a financing in excess of $800,000.  The amount owing is unsecured and bears interest at 5% per annum.  On July 15, 2010, the loan was extended to June 15, 2011.  On June 15, 2011, the Company did not repay the note and the note became due on demand.

d)

On July 17, 2009, the Company entered into a loan agreement for $5,000 which is payable on the earlier of July 15, 2010 or within seven days of the Company completing a financing in excess of $800,000.  The amount owing is unsecured and bears interest at 5% per annum.  On July 15, 2010, the loan was extended to June 15, 2011.  On June 15, 2011, the Company did not repay the note and the note became due on demand.

e)

On September 9, 2009, the Company entered into a loan agreement for $7,000 which is payable on the earlier of September 9, 2011 or within seven days of the Company completing a financing in excess of $800,000.  The amount owing is unsecured and bears interest at 5% per annum.  On September 9, 2011, the Company did not repay the note and the note became due on demand.

f)

On September 24, 2009, the Company entered into a loan agreement for $13,000 which is payable on the earlier of September 24, 2011 or within seven days of the Company completing a financing in excess of $800,000.  The amount owing is unsecured and bears interest at 5% per annum.  On September 24, 2011, the Company did not repay the note and the note became due on demand.

g)

On October 5, 2009, the Company entered into a loan agreement for $30,000 which is payable on the earlier of October 5, 2012 or within seven days of the Company completing a financing in excess of $800,000.  The amount owing is unsecured and bears interest at 5% per annum.

h)

On December 4, 2009, the Company entered into a loan agreement with a shareholder of the Company for $7,500 which is payable on the earlier of December 4, 2010 or within seven days of the Company completing a financing in excess of $800,000.  The amount owing is unsecured and bears interest at 5% per annum.  On December 4, 2010, the Company extended the maturity date of the loan to June 15, 2011.  On June 15, 2011, the Company did not repay the note and the note became due on demand.

i)

On December 17, 2009, the Company entered into a loan agreement for $10,000 which is payable on the earlier of December 17, 2012 or within seven days of the Company completing a financing in excess of $800,000.  The amount owing is unsecured and bears interest at 5% per annum.

MASS Petroleum Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

November 30, 2011

5.

Loans Payable (continued)

j)

On January 12, 2010, the Company entered into a loan agreement for $6,500 which is payable on the earlier of January 12, 2011 or within 7 days of the Company completing a financing in excess of $800,000.  The amount owing is unsecured and bears interest at 2% per annum.  On January 12, 2011, the Company extended the maturity date of the loan to June 15, 2011.  On June 15, 2011, the Company did not repay the note and the note became due on demand.

k)

On January 20, 2010, the Company entered into a loan agreement for $10,000 which is payable on the earlier of January 20, 2012 or within seven days of the Company completing a financing in excess of $800,000.  The amount owing is unsecured and bears interest at 5% per annum.

l)

On January 21, 2010, the Company entered into a loan agreement for $1,500 which is payable on the earlier of January 21, 2012 or within 7 days of the Company completing a financing in excess of $800,000.  The amount owing is unsecured and bears interest at 5% per annum.

m)

On January 29, 2010, the Company entered into a loan agreement for $8,821 (Cdn$9,000) which is payable on the earlier of January 29, 2011 or within seven days of the Company completing a financing in excess of $800,000.  The amount owing is unsecured and bears interest at 5% per annum.  On January 29, 2011, the Company extended the maturity date of the loan to June 15, 2011.  On June 15, 2011, the Company did not repay the note and the note became due on demand.

n)

On March 25, 2010, the Company entered into a loan agreement for $20,000 which is payable on the earlier of March 25, 2012 or within seven days of the Company completing a financing in excess of $800,000.  The amount owing is unsecured and bears interest at 5% per annum.

o)

On May 5, 2010, the Company entered into a loan agreement for $90,000 which is payable on the earlier of May 5, 2012 or within seven days of the Company completing a financing in excess of $800,000.  The amount owing is unsecured and bears interest at 5% per annum.

p)

On July 16, 2010, the Company entered into a loan agreement for $20,000 which is payable on the earlier of July 1, 2012 or within seven days of the Company completing a financing in excess of $800,000.  The amount owing is unsecured and bears interest at 5% per annum.

q)

On December 2, 2010, the Company entered into a loan agreement for $10,000 which is payable on the earlier of December 5, 2012 or within seven days of the Company completing a financing in excess of $800,000.  The amount owing is unsecured and bears interest at 5% per annum.

r)

On March 15, 2011, the Company received a loan of $29,300, which is payable on the earlier of March 15, 2012 or within 7 days of the Company completing a financing in excess of $1,500,000.  The amount owing is unsecured and bears interest at 5% per annum.

s)

On March 23, 2011, the Company entered into a loan agreement for $20,000 which is payable on the earlier of September 23, 2011 or within 7 days of the Company completing a financing in excess of $800,000.  The amount owing is unsecured and bears interest at 5% per annum.  On September 23, 2011, the Company did not repay the note and the note became due on demand.

t)

On July 19, 2011, the Company entered into a loan agreement for $25,000 which is payable on the earlier of July 19, 2012 or within 7 days of the Company completing a financing in excess of $800,000.  The amount owing is unsecured and bears interest at 5% per annum.

u)

On August 31, 2011, the Company entered into a loan agreement for $75,000 which is payable on the earlier of August 31, 2012 or within seven days of the Company completing a financing in excess of $800,000.  The amount owing is unsecured and bears interest at 5% per annum.

v)

On October 13, 2011, the Company entered into a loan agreement for $1,470 (Cdn$1,500) which is payable on the earlier of October 13, 2012 or within seven days of the Company completing a financing in excess of $1,000,000.  The amount owing is unsecured and bears interest at 5% per annum.

MASS Petroleum Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

November 30, 2011

5.

Loans Payable (continued)

w)

On November 14, 2011, the Company entered into a loan agreement for $12,500 which is payable on the earlier of November 14, 2012 or within seven days of the Company completing a financing in excess of $800,000.  The amount owing is unsecured and bears interest at 5% per annum.

1.

Related Party Transactions

a)

During the year ended November 30, 2011, the Company incurred $12,952 (2010 - $7,789) of management fees to the Chief Financial Officer of the Company and a company controlled by the Chief Financial Officer of the Company, of which $nil (2010 - $974) was unpaid.  During the year ended November 30, 2010, the CFO of the Company agreed to forgive $20,330 (Cdn$20,500) of outstanding management fees, which was recorded as additional paid-in capital.

b)

As at November 30, 2010, the Company was indebted to a company controlled by the President of the Company for $37,000 which is unsecured, bears interest at 5% per annum, and was due on January 31, 2011.  On January 31, 2011, the Company extended the maturity date of the loan to June 15, 2011.  On June 15, 2011, the Company did not repay the note and the note became due on demand.  On September 1, 2011, the Company repaid the $37,000 note.  On October 13, 2011, the Company entered into a loan agreement with the same company for $1,470 (Cdn$1,500) which is unsecured, bears interest at 5% per annum, and is due on October 13, 2012 or within seven days of the Company completing a financing in excess of $1,000,000.

As at November 30, 2011, the Company is also indebted to this company for $476 (November 30, 2010 - $6,249), which is non-interest bearing, unsecured and due on demand.

c)

On December 4, 2009, the Company entered into a loan agreement with the President of the Company for $7,000 which is payable on the earlier of December 4, 2010 or within seven days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum.  On December 4, 2010, the Company extended the maturity date of the loan to December 4, 2013.  On August 26, 2011, the Company repaid $2,000 of the loan by issuance of 20,000 split-adjusted common shares at $0.0001 per share resulting in a loss on settlement of $52,000.

d)

On January 29, 2010, the Company entered into a loan agreement with the President of the Company for $9,189 (Cdn$9,000) which is payable on the earlier of January 29, 2011 or within seven days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum.  On January 29, 2011, the Company extended the maturity date of the loan to June 15, 2011.  On June 15, 2011, the Company did not repay the note and the note became due on demand.  On September 1, 2011, the Company repaid the Cdn$9,000 note.

e)

On March 2, 2011, the Company received Cdn$5,000 from the President of the Company, secured by a promissory note, and payable on March 2, 2012.  The amount is unsecured and bears interest at 5% per annum.  On March 17, 2011, the Company repaid the loan.

f)

As at November 30, 2011, the Company is indebted to the President of the Company for $59,337 (2010 - $20,261), representing accrued interest and expenditures paid on behalf of the Company.  These amounts are unsecured, non-interest bearing and due on demand.

MASS Petroleum Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

November 30, 2011

7.

Stock Options

During the year ended November 30, 2011, the Company recorded stock-based compensation of $nil (2010 - $52,470), including the incremental compensation cost of $nil (2010 - $5,638) as general and administrative expense.

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price $	Aggregate Intrinsic Value $

Outstanding and exercisable, November 30, 2009, 2010 and 2011	500	500	–

As at November 30, 2011, the weighted average remaining contractual life was 1.52 years and there was no unrecognized compensation costs related to non-vested share-based compensation.

8.

Preferred Stock

a)

On November 14, 2011, the Company filed a Certificate of Designation to designate 20,000,000 shares of preferred stock as Series A Preferred Stock with a par value of $0.0001 per share.  The Series A Preferred Stock are not entitled to receive dividends of any kind, are non-convertible, and have liquidation rights.

b)

On November 16, 2011, the Company issued 1,000,000 shares of preferred stock with a fair value of $1,000 for management services provided by the President of the Company.

9.

Common Stock

a)

On December 6, 2011, the Company effected a 1,000 to 1 reverse stock split of its issued and outstanding shares.  Refer to Note 11.

b)

On August 26, 2011, the Company issued 20,000 split-adjusted common shares to the President and Director of the Company for settlement of debt of $2,000.  The fair value of the common shares issued was $54,000, which resulted in a loss on settlement of debt of $52,000.

c)

On February 9, 2010, the Company issued 2,000,000 shares of common stock with a fair value of $32,000 to settle $2,000 of loan payable.  The Company recorded a loss on settlement of debt of $30,000.

d)

On January 28, 2010, the Company issued 36,000,000 shares of common stock with a fair value of $828,000 to settle $36,000 of loans payable.  The Company recorded a loss on settlement of debt of $792,000.

MASS Petroleum Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

November 30, 2011

10.

Income Taxes

The Company has a net operating loss carryforward of $1,466,929 available to offset taxable income in future years which commence expiring in fiscal 2026.

The Company is subject to United States federal and state income taxes at an approximate rate of 35%.  The reconciliation of the recovery for income taxes at the United States federal statutory rate compared to the Company’s income tax recovery reported is as follows:

	2011 $	2010 $

Net loss before income taxes per financial statements	(245,125)	(982,630)

Income tax rate	35%	35%

Income tax recovery	85,794	343,921

Permanent differences and other	(16,336)	(305,663)

Change in valuation allowance	(69,458)	(38,258)

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at November 30, 2011 and 2010 are as follows:

	2011 $	2010 $

Net operating losses carried forward	525,036	455,016

Oil and gas property	2,112	2,674

Valuation allowance	(527,148)	(457,690)

Net deferred income tax asset	–	–

11.

Subsequent Events

a)

On December 6, 2011, the Company increased its authorized capital from 160,000,000 common shares to 1,000,000,000 common shares with no change par value.  The Company also effected a 1,000 to 1 reverse stock split of its issued and outstanding shares.  As a result, the issued and outstanding common shares decreased from 155,748,000 shares to 155,748 shares.  All share and per share information has been retroactively adjusted to reflect the reverse stock split.

b)

On February 22, 2012, the Company issued 30,000,000 common shares to the President of the Company and a company controlled by the President of the Company for proceeds of $3,000.

c)

On February 29, 2012, the Company entered into a loan agreement with a non-related party for proceeds of $15,000.  The amount owing is unsecured, bearing interest at 5% per annum, and due on demand.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2011 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2011.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting and Management has concluded that the Company’s internal controls over financial reporting are ineffective as of November 30, 2011.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Saturna Group Chartered Accountants LLP, our registered independent public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of November 30, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended November 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control and Financial Reporting

During the quarter ended November 30, 2011 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Officers

Our bylaws allow the number of directors to be fixed by the Board of Directors.  Our Board of Directors has fixed the number of directors at three.

Our current directors and officers are as follows:

Name	Age	Position
Jordan Shapiro	39	Director, President, Chief Executive Officer, Secretary, Treasurer
Vitaly Melnikov	37	Director, Chief Financial Officer

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

Jordan Shapiro, President, Chief Executive Officer, Secretry, Treasurer and Director

Mr. Shapiro has been a director and our Secreatary since our inception on February 14, 2006 to present.  He became our President on March 16, 2011.  From 2002 to present, Mr. Shapiro has been the founder and President of Hudson Capital Corporation, a venture capital firm assisting companies in the areas of corporate finance, business development and investor relations.  From 1997 to 2002, Mr. Shapiro worked as an investment advisor at Canaccord Capital Corporation, a company in the business of providing financial services and investment advice to private investors and companies in Canada and the United States.  At Canaccord Capital, Mr. Shapiro specialized in venture capital financings and derivatives trading.  Mr. Shapiro holds a Bachelor of Arts degree from the University of Western Ontario.

Vitaly Melnikov, Director and Chief Financial Officer

Vitaly Melnikov has been a director since June 17, 2010 and our Chief Financial Officer since June 9, 2010.  From July 2002 to September 2005, Mr. Melnikov held the position of Finance Manager (Marketing and Trading) of Hurricane Hydrocarbons Ltd.(also known as PetroKazakhstan), a Calgary, Canada based, publicly traded energy corporation engaged in the exploration, development, production, acquisition, refining and marketing of oil and refined products in the Republic of Kazakhstan.  Among his duties there, Mr. Melnikov managed a multi-national team of 30 financial and accounting specialists and oversaw the financial affairs and sales units of companies with annual revenues of over $450 million.  From December 2005 to June 2007 Mr. Melnikov served as Vice President, Finance and Administration of UrAsia Energy Ltd. (now Uranium One), a TSX and AIM listed company with a market cap of $3 billion.  While there, he assisted in the merger of UrAsia Energy with Uranium One, creating a uranium producer with a $5 billion market cap.  From July 2007 to November 2007, Mr. Melnikov served as Interim Chief Financial Officer and Controller of Tsar Emerald Corporation, a Vancouver based company engaged in the extraction, processing and sale of gemstones.  From November 2007 to present, Mr. Melnikov has worked as a self employed financial and accounting consultant in the natural resources sector.  Mr. Melnikov holds a masters degree in business administration from American University in Kyrgyzstan.

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

·

any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

·

any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

·

 being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

·

being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5.  Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file.  Based solely on our review of the copies of such forms received by us and on written representations from certain reporting persons, we believe that all Section 16(a) reports applicable to our officers, directors and ten-percent stockholders with respect to the fiscal year ended November 30, 2011 were filed.

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

Director Nominees

As of November 30, 2011 there have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

Item 11.  Executive Compensation.

The following Summary Compensation Table sets forth the total annual compensation paid or accrued by us to or for the account of the Principal Executive Officer (“PEO”) and our Principal Financial Officer (“PFO”).  None of our other executive officers received compensation in excess of $100,000 during the fiscal year ended November 30, 2011.

Summary Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa tion ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensa tion ($)	Total ($)
Jordan Shapiro, President, CEO, Secretary, Treasurer and Director (1)	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0
Gary Chayko Former President, CEO, Director (2)	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0
Vitaly Melnikov , CFO, Director (3)	2011	12,952	0	0	0	0	0	0	12952
	2010	7,789	0	0	0	0	0	0	7,789

(1)

Jordan Shapiro is our President, CEO, Secretary, Treasurer and a director.

(2)

Gary Chayko was a director and our President and Chief Executive Officer from August 10, 2009 to March 16, 2011.

(3)

Vitaly Melnikov has been our Chief Financial Officer since June 24, 2009 and a Director since June 17, 2009.

Mr. Shapiro and Mr. Melnikov each spend approximately 15% of their time on our business.

We pay compensation of CAD $1,000 per month to Vitaly Melnikov for services as our director.

Except for options granted to Mr. Melnikov as provided below, our executive officers and directors did not receive any other compensation as directors or officers or any benefits.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information concerning unexercised stock options held by the named executive officers as of November 30, 2011.  None of the named executive officers exercised any of their stock options during the period from inception (February 14, 2006) to November 30, 2011.

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

The following table sets forth the ownership, as of March 7, 2012, of our common stock by each of our directors, and by all executive officers and directors as a group, and by each person known to us who is the beneficial owner of more than 5% of any class of our securities.  As of March 7, 2012, there were 30,155,789 common shares issued and outstanding.  All persons named have sole voting and investment power with respect to the shares, except as otherwise noted.  The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this Annual Report.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (5)
Common	Jordan Shapiro (2) 507-700 West Pender Street, Vancouver, British Columbia, V6C 1G8 Canada	30,056,920 (3)	98.0%
Common	Vitaly Melnikov (3) 1130 – 4825 Hazel Street Burnaby, British Columbia, V5H 4N4 Canada	500,000 (4)	1.6%
	All Executive Officers and Directors as a Group	30,556,920	99.7%

(1)

Jordan Shapiro is our President, Secretary, Treasurer and Director.

(2)

Vitaly Melnikov is our Director and Chief Financial Officer.

(3)

Includes 15,010,300 common shares held by Hudson Capital Inc., a company wholly owned by Jordan Shapiro, 15,046,592 common shares held by Jordan Shapiro and 28 common shares held by Hudson Capital LLC, a company wholly owned by Jordan Shapiro.

(4)

Options to purchase common stock at a price of to $0.50 per share until June 5, 2013.

(5)

Calculated based on issued and outstanding shares of 30,155,789 as March 7, 2012, and as if all 500,000 options were exercised by Vitaly Melnikov.

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

Change of Control

As of November 30, 2011 we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

During the year ended November 30, 2011, we incurred $12,952 in management fees to our Chief Financial Officer and a company controlled by our Chief Financial Officer of which $nil was unpaid.

During the year ended November 30, 2010, our CFO agreed to forgive $20,330 of outstanding management fees, which was recorded as additional paid-in capital.

As at November 30, 2010, we were indebted to a company controlled by our President for $37,000 which is unsecured, bears interest at 5% per annum, and was due on January 31, 2011.  On January 31, 2011, we extended the maturity date of the loan to June 15, 2011.  On June 15, 2011, we did not repay the note and the note became due on demand.  On September 1, 2011, we repaid the $37,000 note.  On October 13, 2011, we entered into a loan agreement with the same company for $1,470 which is unsecured, bears interest at 5% per annum, and is due on October 13, 2012 or within seven days of completing a financing in excess of $1,000,000.  As at November 30, 2011, we are also indebted to this company for $476, which is non-interest bearing, unsecured and due on demand.

On December 4, 2009, we entered into a loan agreement with our President for $7,000 which is payable on the earlier of December 4, 2010 or within seven days of completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum.  On December 4, 2010, we extended the maturity date of the loan to December 4, 2013.  On August 26, 2011, we repaid $2,000 of the loan by the issuance of 20,000 split-adjusted common shares at $0.0001 per share resulting in a loss on settlement of $52,000.

On January 29, 2010, we entered into a loan agreement with our President  for $9,189  which is payable on the earlier of January 29, 2011 or within seven days of we completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum.  On January 29, 2011, we extended the maturity date of the loan to June 15, 2011.  On June 15, 2011, we did not repay the note and the note became due on demand.  On September 1, 2011, we repaid the $9,000 note.

On March 2, 2011, we received CAD $5,000 from our President, secured by a promissory note, and payable on March 2, 2012.  The amount is unsecured and bears interest at 5% per annum.  On March 17, 2011, we repaid the loan.

As at November 30, 2011, we are indebted to our President for $59,337, representing accrued interest and expenditures paid on our behalf.  These amounts are unsecured, non-interest bearing and due on demand.

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

Item 14.  Principal Accounting Fees and Services

Audit, Audit-Related and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our current auditors, Manning Elliott for the audit of our consolidated annual financial statements for the years ended November 30, 2010 and November 30, 2011 and any other fees billed for other services rendered Manning Elliott during that period.

Description of Service	Year ended November 30, 2011 ($)	Year ended November 30, 2010 ($)
Audit fees	15,750	17,250
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	15,750	17,250

Audit Committee Approval

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually.  The Board, acting as the audit committee, pre-approved all audit related services for the year ended November 30, 2011

PART IV

Item 15.  Exhibits, Financial Statement Schedules

The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.

Exhibits

Exhibit Number	Exhibit Description
3.1	Certificate of Amendment changing our name from LAUD Resources Inc. to MASS Petroleum Inc. (3)
10.1	Share Exchange Agreement with Uraltransneft Co. Ltd. dated May 16, 2010 and addendum thereto (1)
10.2	Consulting Agreement with Vitaly Melnikov for Services as CFO (2)
10.3	Agreement for Loan to Uraltransneft Co. Ltd. dated July 3, 2010 (3)
10.4	Agreement for Loan from Hudson Capital Corporation dated July 3, 2010 (3)
10.5	Agreement for Loan from Mark Levy dated July 3, 2010 (3)
10.6	Financial Services Letter Agreement with Gryphon Trade and Finance LLC dated August 21, 2010
10.7	Option Agreement with Vitaly Melnikov dated October 15, 2010
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

(1) Included as an exhibit to our Form 8-K filed on May 23, 2010

(2) Included as an exhibit to our Form 8-K filed on June 12, 2010

(3) Included as exhibits to our Form 10-Q filed on July 21, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

MASS PETROLEUM INC.

Date: March 13, 2012	By:	/s/ Jordan Shapiro
Jordan Shapiro
President, Chief Executive Officer, Secretary, Treasurer and Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jordan Shapiro	President, Chief Executive Officer, Secretary, Treasurer and Director	March 13, 2012
Jordan Shapiro

/s/ Vitaly Melnikov	Chief Financial Officer and Director	March 13, 2012
Vitaly Melnikov