Form 10-Q
period 2012-02-29
MASS Petroleum Inc.
filed 2012-04-16
CIK 1388982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

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

As of April 11, 2012, the registrant’s outstanding common stock consisted of 52,655,864 shares.

2

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited financial statements of MASS Petroleum Inc. (the “Company”, “MASS”, “we”, “our”, “us”) follow.  All currency references in this report are in US dollars unless otherwise noted.

MASS Petroleum Inc.

(An Exploration Stage Company)

February 29, 2012

(Expressed in US dollars)

(unaudited)

Index

Balance Sheets

F-1

Statements of Operations

F-2

Statements of Cash Flows

F-3

Notes to the Financial Statements

F-4

3

MASS Petroleum Inc.

(An Exploration Stage Company)

Balance Sheets

(Expressed in US dollars)

	February 29, 2012 $	November 30, 2011 $
	(unaudited)

ASSETS

Current Assets

Cash	–	5,571
Amounts receivable	13,153	9,780
Prepaid expenses	1,011	2,845

Total Current Assets	14,164	18,196

Property and equipment (Note 3)	2,176	2,016
Oil and gas property (Note 4)	7,349	7,582

Total Assets	23,689	27,794

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Bank indebtedness	8,214	–
Accounts payable	27,550	14,972
Accrued liabilities	46,291	35,387
Due to related parties (Note 6)	64,729	66,283
Loans payable (Note 5)	446,011	425,691

Total Current Liabilities	592,795	542,333

Loans payable (Note 5)	–	20,000

Total Liabilities	592,795	562,333

Nature of Operations and Continuance of Business (Note 1)
Subsequent Events (Note 10)

Stockholders’ Deficit

Preferred stock, 20,000,000 shares authorized, $0.0001 par value; 1,000,000 and 1,000,000 shares issued and outstanding, respectively	100	100

Common stock, 1,000,000,000 shares authorized, $0.0001 par value; 30,155,748 and 155,748 shares issued and outstanding, respectively	3,016	16

Additional paid-in capital	3,524,547	3,524,547

Deficit accumulated during the exploration stage	(4,096,769)	(4,059,202)

Total Stockholders’ Deficit	(569,106)	(534,539)

Total Liabilities and Stockholders’ Deficit	23,689	27,794

(The accompanying notes are an integral part of these financial statements)

MASS Petroleum Inc.

(An Exploration Stage Company)

Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the Three Months Ended	For the Three Months Ended	Accumulated from February 14, 2006 (Date of Inception)
	February 29,	February 28,	to February 29,
	2012	2011	2012
	$	$	$

Revenue	445	802	23,655

Operating Expenses

Depletion	233	469	26,689
Depreciation	357	328	5,669
General and administrative (Notes 6 and 8)	37,231	40,022	2,403,996
Mineral property costs	–	–	1,693
Oil and gas production costs	191	658	14,592

Total Operating Expenses	38,012	41,477	2,452,639

Operating Loss	(37,567)	(40,675)	(2,428,984)

Other Income (Expense)

Gain on settlement of account payable	–	–	12,585
Loss on settlement of debt	–	–	(1,605,370)
Provision for loan receivable	–	–	(75,000)

Total Other Income (Expense)	–	–	(1,667,785)

Net Loss and Comprehensive Loss	(37,567)	(40,675)	(4,096,769)

Net Loss Per Share – Basic and Diluted	(0.02)	(0.30)

Weighted Average Shares Outstanding	2,463,000	135,748

(The accompanying notes are an integral part of these financial statements)

MASS Petroleum Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in US dollars)
(unaudited)

	For the Three Months Ended February 29, 2012 $	For the Three Months Ended February 28, 2011 $	Accumulated from February 14, 2006 (Date of Inception) To February 29, 2012 $

Operating Activities

Net loss for the period	(37,567)	(40,675)	(4,096,769)

Adjustments to reconcile net loss to net cash used in operating activities:
Depletion	233	469	26,689
Depreciation	357	328	5,669
Donated services and rent	–	–	54,080
Stock-based compensation	–	–	1,339,063
Provision for loan receivable	–	–	75,000
Gain on settlement of account payable	–	–	(12,585)
Loss on settlement of debt	–	–	1,605,370

Changes in operating assets and liabilities:
Amounts receivable	(3,374)	(3,278)	(13,154)
Prepaid expenses	1,834	1,555	(1,011)
Accounts payable	12,898	(942)	40,455
Accrued liabilities	10,905	17,338	46,892
Due to related parties	(1,554)	5,808	15,754

Net Cash Used In Operating Activities	(16,268)	(19,397)	(914,547)

Investing Activities

Loan receivable	–	–	(75,000)
Purchase of property and equipment	(517)	–	(7,845)
Purchase of oil and gas property	–	–	(34,038)

Net Cash Used in Investing Activities	(517)	–	(116,883)

Financing Activities

Bank indebtedness	8,214	–	8,214
Proceeds from loan payable	–	10,000	480,091
Proceeds from related party loan	–	–	95,625
Proceeds from issuance of common stock	3,000	–	449,000
Share issuance costs	–	–	(1,500)

Net Cash Provided by Financing Activities	11,214	10,000	1,031,430

Decrease in Cash	(5,571)	(9,397)	–

Cash - Beginning of Period	5,571	11,239	–

Cash - End of Period	–	1,842	–

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

Non-cash Investing and Financing Activities

Common stock issued to settle debt	–	–	1,687,020

(The accompanying notes are an integral part of these financial statements)

MASS Petroleum Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

February 29, 2012

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 29, 2012, the Company has a working capital deficit of $578,631, and has accumulated losses totaling $4,096,769 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

f)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 29, 2012 and November 30, 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

February 29, 2012

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

i)

Asset Retirement Obligations

The Company follows the provisions of ASC 410, Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.  As at February 29, 2012 and November 30, 2011, the Company did not have any asset retirement obligations.

j)

Property and Equipment

Property and equipment consists of computer hardware, and is recorded at cost and amortized on a straight-line basis over its estimated life of three years.

k)

Revenue Recognition

The Company recognizes oil and gas revenue when production is sold at a fixed or determinable price, persuasive evidence of an arrangement exists, delivery has occurred and title has transferred, and collectibility is reasonably assured.

l)

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

MASS Petroleum Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

February 29, 2012

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

m)

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

The Company’s financial instruments consist principally of cash, amounts receivable, bank indebtedness, accounts payable, accrued liabilities, amounts due to related parties, and loans payable. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

3.

Property and Equipment

	Cost $	Accumulated Depreciation $	February 29, 2012 Net Carrying Value $	November 30, 2011 Net Carrying Value $

Computer Hardware	4,454	2,278	2,176	2,016

4.

Oil and Gas Property

	February 29, 2012 Net Carrying Value $	November 30, 2011 Net Carrying Value $

Proved Property

Acquisition Costs	34,038	34,038
Depletion	(26,689)	(26,456)

Net Carrying Value	7,349	7,582

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

February 29, 2012

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

k)

On January 20, 2010, the Company entered into a loan agreement for $10,000 which is payable on the earlier of January 20, 2012 or within seven days of the Company completing a financing in excess of $800,000.  The amount owing is unsecured and bears interest at 5% per annum.  On January 20, 2012, the Company did not repay the note and the note became due on demand.

l)

On January 21, 2010, the Company entered into a loan agreement for $1,500 which is payable on the earlier of January 21, 2012 or within 7 days of the Company completing a financing in excess of $800,000.  The amount owing is unsecured and bears interest at 5% per annum.  On January 21, 2012, the Company did not repay the note and the note became due on demand.

m)

On January 29, 2010, the Company entered into a loan agreement for $9,095 (Cdn$9,000) which is payable on the earlier of January 29, 2011 or within seven days of the Company completing a financing in excess of $800,000.  The amount owing is unsecured and bears interest at 5% per annum. On January 29, 2011, the Company extended the maturity date of the loan to June 15, 2011.  On June 15, 2011, the Company did not repay the note and the note became due on demand.

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

February 29, 2012

(unaudited)

5.

Loans Payable (continued)

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

v)

On October 13, 2011, the Company entered into a loan agreement with a company controlled by the President of the Company for $1,516 (Cdn$1,500) which is payable on the earlier of October 13, 2012 or within seven days of the Company completing a financing in excess of $1,000,000.  The amount owing is unsecured and bears interest at 5% per annum.

w)

On November 14, 2011, the Company entered into a loan agreement for $12,500 which is payable on the earlier of November 14, 2012 or within seven days of the Company completing a financing in excess of $800,000.  The amount owing is unsecured and bears interest at 5% per annum.

x)

On February 29, 2012, the Company entered into a loan agreement with a non-related party for proceeds of $15,000. The amount owing is unsecured, bearing interest at 5% per annum, and due on demand.  The Company received the proceeds of $15,000 on March 1, 2012. Refer to Note 10(a).

6.

Related Party Transactions

a)

During the three months ended February 29, 2012, the Company incurred $2,967 (February 28, 2011 - $4,816) of management fees to the Chief Financial Officer of the Company and a company controlled by the Chief Financial Officer of the Company.

b)

On October 13, 2011, the Company entered into a loan agreement with a company controlled by the President of the Company for $1,516 (Cdn$1,500) which is unsecured, bears interest at 5% per annum, and is due on October 13, 2012 or within seven days of the Company completing a financing in excess of $1,000,000.

As at February 29, 2012, the Company is also indebted to this company for $1,027 (November 30, 2011 - $476), which is non-interest bearing, unsecured and due on demand.

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

d)

As at February 29, 2012, the Company is indebted to the President of the Company for $57,186 (November 30, 2011 - $59,337), representing accrued interest and expenditures paid on behalf of the Company. These amounts are unsecured, non-interest bearing and due on demand.

e)

On February 22, 2012, the Company issued 30,000,000 split-adjusted shares at $0.0001 per share to the President of the Company and a company controlled by the President of the Company for cash proceeds of $3,000. Refer to Note 8.

7.

Stock Options

 A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price $	Aggregate Intrinsic Value $

Outstanding and exercisable, November 30, 2011 and February 29, 2012	500	500	–

As at February 29, 2012, the weighted average remaining contractual life was 1.27 years and there was no unrecognized compensation costs related to non-vested share-based compensation.

8.

Common Stock

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

b)

On February 22, 2012, the Company issued 30,000,000 split-adjusted shares at $0.0001 per share to the President of the Company and a company controlled by the President of the Company for cash proceeds of $3,000.

9.

Subsequent Events

a)   On March 1, 2012, the Company received proceeds of $15,000 pursuant to a loan agreement dated February 29, 2012 as described in Note 5(x).

b)

On March 15, 2012, the Company did not repay the $29,300 note as described in Note 5(r) and the note became due on demand.

c)

On March 25, 2012, the Company did not repay the $20,000 note as described in Note 5(n) and the note became due on demand.

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

We have incurred losses since our inception.  We rely upon the sale of our securities to fund our operations.  We have generated limited revenues of $23,655 from our 2.34% non-operated interest in three operating wells in Kingfisher County, Oklahoma since our inception to February 29, 2012.

We intend to build our business through the acquisition of producing and exploration stage oil and natural gas wells, interests and leases.  Our strategy is to combine the secure and reliable revenue source of operated and non-operated interests from producing oil wells with the higher risk development of oil and gas exploration projects.  For the next 12 months (beginning April 2012), we plan to purchase additional operated and non-operated interests in producing oil and natural gas properties, to acquire additional exploration stage properties and carry out an exploration program on the acquired properties.  We are not involved in any bankruptcy, receivership or similar proceedings.

Liquidity and Capital Resources

As of February 29, 2012, we had cash of $nil and a working capital deficit of $578,631.  Our accumulated deficit from inception to February 29, 2012 was $4,096,769.  Our net loss of $37,567 for the three months ended February 29, 2012 was mostly funded by loans and funding from related parties.  For the three months ended February 29, 2012, we raised $11,214 from financing activities, compared to $10,000 during the same period in 2011.  During the three months ended February 29, 2012 our cash position decreased by $5,571.

We used net cash of $16,268 in operating activities for the three months ended February 29, 2012 compared to net cash of $19,397 used in operating activities for the same period in 2011.  This decrease was due to payment of operating expenditures from existing cash and new financing from loans and related parties.

During the three months ended February 29, 2012 our monthly cash requirement was $5,423 compared to $6,466 for the same period in 2011.  At February 29, 2012, we had cash of $nil, which will cover our costs for less than 1 month according to our current monthly burn rate.

We expect to require approximately $1,000,000 in financing to continue our planned operation and exploration over the next year plus another $1,000,000 to cover our other operational expenses.

Our planned acquisition and exploration expenditures for oil and gas interests and properties over the next twelve months (beginning May 2012) are summarized as follows:

Description	Potential	Estimated
	completion date	Expenses
		($)
Retain a full-time engineer	June 1, 2012	400,000
and a full-time geologist
Conduct preliminary evaluation of	July 1, 2012	600,000
potential exploration stage oil and
gas properties for acquisition

Total		1,000,000

Our other planned operational expenses for the next 12 months (beginning May 2012) are summarized as follows:

Description	Potential	Estimated
	completion date	Expenses
		($)
Select and appoint a new Board	June 1, 2012	10,000
member

Raise additional private or public equity	12 months	150,000
(legal, accounting and marketing fees)

General and administrative	12 months	100,000
expenses

Professional fees (legal,	12 months	250,000
accounting and auditing fees)

Consultant, officer, and employee	12 months	450,000
fees

Marketing expenses	12 months	40,000

Total		1,000,000

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

We have generated $23,655 in revenues from our 2.34% non-operating interest in the Kingfisher property since February 14, 2006 (inception) to February 29, 2012.  We generated revenues of $445 for the three months ended February 29, 2012 compared to $802 for the three months ended February 28, 2011.

Net Loss

We incurred a net loss of $37,567 for the three months ended February 29, 2012 compared to our net loss of $40,675 for the three months ended February 28, 2011.  The difference for the decrease in net loss was mainly due to a decrease in our general and administrative expenses.  Since February 14, 2006 (date of inception) to February 29, 2012, we have incurred a net loss of $4,096,769.

Expenses

Our total expenses for the three months ended February 29, 2012 were $37,567 compared to $40,675, for the same period in 2011.  The decrease in our expenses during 2011 was attributable to a decrease in our general and administrative expenses.  Our general and administrative expenses decreased by $2,791 from $40,022 for the three months ended February 28, 2011 compared to $37,231 for the three months ended February 29, 2012 because of less management fees.

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

Off-Balance Sheet Arrangements

As of February 29, 2012, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

MASS PETROLEUM INC.

Date: April 13, 2012	By:	/s/ Jordan Shapiro
Jordan Shapiro
President, Chief Executive
Officer and Director

Date: April 13, 2012	By:	/s/ Vitaly Melnikov
Vitaly Melnikov
Chief Financial Officer
and Director

