Form 10-Q
period 2012-05-31
MASS Petroleum Inc.
filed 2012-07-23
CIK 1388982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

As of July 20, 2012, the registrant’s outstanding common stock consisted of 30,155,748 shares.

2

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited financial statements of MASS Petroleum Inc. (the “Company”, “MASS”, “we”, “our”, “us”) follow.  All currency references in this report are in US dollars unless otherwise noted.

MASS Petroleum Inc.

(An Exploration Stage Company)

May 31, 2012

(Expressed in US dollars)

(unaudited)

Index

Balance Sheets

F-1

Statements of Operations

F-2

Statements of Cash Flows

F-3

Notes to the Financial Statements

F-4

3

MASS PETROLEUM INC.

(An Exploration Stage Company)

Balance Sheets

(Expressed in US dollars)

	May 31, 2012 $	November 30, 2011 $
	(unaudited)

ASSETS

Current Assets

Cash	724	5,571
Amounts receivable	5,398	9,780
Prepaid expenses	1,968	2,845

Total Current Assets	8,090	18,196

Property and equipment (Note 3)	1,805	2,016
Oil and gas property (Note 4)	6,978	7,582

Total Assets	16,873	27,794

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	51,264	14,972
Accrued liabilities	40,215	35,387
Due to related parties (Note 6)	62,356	66,283
Loans payable (Note 5)	460,565	425,691

Total Current Liabilities	614,400	542,333

Loans payable (Note 5)	–	20,000

Total Liabilities	614,400	562,333

Nature of Operations and Continuance of Business (Note 1)
Subsequent Event (Note 9)

Stockholders’ Deficit

Preferred stock, 20,000,000 shares authorized, $0.0001 par value; 1,000,000 and 1,000,000 shares issued and outstanding, respectively	100	100

Common stock, 1,000,000,000 shares authorized, $0.0001 par value; 30,155,748 and 155,748 shares issued and outstanding, respectively	3,016	16

Additional paid-in capital	3,524,547	3,524,547

Deficit accumulated during the exploration stage	(4,125,190)	(4,059,202)

Total Stockholders’ Deficit	(597,527)	(534,539)

Total Liabilities and Stockholders’ Deficit	16,873	27,794

(The accompanying notes are an integral part of these financial statements)

MASS PETROLEUM INC.

(An Exploration Stage Company)

Statements of Operations

(Expressed in US dollars)

(unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	Accumulated from February 14, 2006 (date of inception)
	May 31,	May 31,	May 31,	May 31,	to May 31,
	2012	2011	2012	2011	2012
	$	$	$	$	$

Revenue	572	1,072	1,017	1,874	24,227

Operating Expenses

Depletion	371	556	604	1,025	27,060
Depreciation	371	328	728	656	6,040
General and administrative (Note 6)	22,403	32,328	54,242	68,415	2,385,746
Mineral property costs	–	–	–	–	1,693
Oil and gas production costs	168	467	359	1,125	14,760

Total Operating Expenses	23,313	33,679	55,933	71,221	2,435,299

Operating Loss	(22,741)	(32,607)	(54,916)	(69,347)	(2,411,072)

Other Income (Expense)

Gain on settlement of account payable	–	–	–	–	12,585
Interest expense	(5,680)	(4,540)	(11,072)	(8,475)	(46,333)
Loss on settlement of debt	–	–	–	–	(1,605,370)
Provision for loan receivable	–	–	–	–	(75,000)

Total Other Income (Expense)	(5,680)	(4,540)	(11,072)	(8,475)	(1,714,118)

Net Loss and Comprehensive Loss	(28,421)	(37,147)	(65,988)	(77,822)	(4,125,190)

Net Loss Per Share, Basic and Diluted	–	(0.27)	–	(0.57)

Weighted Average Shares Outstanding	30,156,000	135,748	16,385,000	135,748

(The accompanying notes are an integral part of these financial statements)

MASS PETROLEUM INC.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	Six Months Ended May 31, 2012 $	Six Months Ended May 31, 2011 $	Accumulated from February 14, 2006 (Date of Inception) to May 31, 2012 $

Operating Activities

Net loss for the period	(65,988)	(77,822)	(4,125,190)

Adjustments to reconcile net loss to net cash used in operating activities:
Depletion	604	1,025	27,060
Depreciation	728	656	6,040
Donated services and rent	–	–	54,080
Stock-based compensation	–	–	1,339,063
Provision for loan receivable	–	–	75,000
Gain on settlement of account payable	–	–	(12,585)
Loss on settlement of debt	–	–	1,605,370
Loss on foreign currency translation	(125)	–	(125)

Changes in operating assets and liabilities:
Amounts receivable	4,381	315	(5,399)
Prepaid expenses	877	(413)	(1,968)
Accounts payable	36,291	(4,429)	63,848
Accrued liabilities	4,829	7,268	40,816
Due to related parties	(3,927)	5,658	13,381

Net Cash Used In Operating Activities	(22,330)	(67,742)	(920,609)

Investing Activities

Loan receivable	–	–	(75,000)
Purchase of property and equipment	(517)	–	(7,845)
Purchase of oil and gas property	–	–	(34,038)

Net Cash Used in Investing Activities	(517)	–	(116,883)

Financing Activities

Proceeds from loan payable	15,000	59,825	495,091
Proceeds from related party loan	–	–	95,625
Proceeds from issuance of common stock	3,000	–	449,000
Share issuance costs	–	–	(1,500)

Net Cash Provided by Financing Activities	18,000	59,825	1,038,216

Increase (Decrease) in Cash	(4,847)	(7,917)	724

Cash, Beginning of Period	5,571	11,239	–

Cash, End of Period	724	3,322	724

Non-cash Investing and Financing Activities
Common stock issued to settle debt	–	–	1,687,020

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

MASS PETROLEUM INC.

(An Exploration Stage Company)

Notes to the Financial Statements

May 31, 2012

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  As at May 31, 2012, the Company has a working capital deficit of $606,310, and has accumulated losses totaling $4,125,190 since inception.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

(a)

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars.  The Company’s fiscal year-end is November 30.

(b)

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

(c)

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

MASS PETROLEUM INC.

(An Exploration Stage Company)

Notes to the Financial Statements

May 31, 2012

(Expressed in US dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

(d)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

(e)

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

(f)

Asset Retirement Obligations

The Company follows the provisions of ASC 410, Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.  As at May 31, 2012 and November 30, 2011, the Company did not have any asset retirement obligations.

(g)

Property and Equipment

Property and equipment consists of computer hardware, and is recorded at cost and amortized on a straight-line basis over its estimated life of three years.

MASS PETROLEUM INC.

(An Exploration Stage Company)

Notes to the Financial Statements

May 31, 2012

(Expressed in US dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

(h)

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

(i)

Revenue Recognition

The Company recognizes oil and gas revenue when production is sold at a fixed or determinable price, persuasive evidence of an arrangement exists, delivery has occurred and title has transferred, and collectibility is reasonably assured.

(j)

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

(k)

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

MASS PETROLEUM INC.

(An Exploration Stage Company)

Notes to the Financial Statements

May 31, 2012

(Expressed in US dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

(l)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at May 31, 2012 and 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(m)

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

(n)

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

MASS PETROLEUM INC.

(An Exploration Stage Company)

Notes to the Financial Statements

May 31, 2012

(Expressed in US dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

(n)

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

(o)

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.

Property and Equipment

	Cost $	Accumulated Depreciation $	May 31, 2012 Net Carrying Value $	November 30, 2011 Net Carrying Value $

Computer equipment	4,454	2,649	1,805	2,016

4.

Oil and Gas Property

	May 31, 2012 Net Carrying Value $	November 30, 2011 Net Carrying Value $

Proved Property

Acquisition Costs	34,038	34,038
Depletion	(27,060)	(26,456)

Net Carrying Value	6,978	7,582

On August 1, 2006, the Company acquired a 2.34% non-operating interest in three oil and gas wells located in Oklahoma for $34,038.

5.

Loans Payable

(a)

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

(b)

On July 6, 2009, the Company entered into a loan agreement for $7,500 which is payable on the earlier of July 15, 2010 or within seven days of the Company completing a financing in excess of $800,000.  The amount owing is unsecured and bears interest at 5% per annum.  On June 15, 2011, the Company did not repay the note and the note became due on demand.

(c)

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

(d)

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

(e)

On September 9, 2009, the Company entered into a loan agreement for $7,000 which is payable on the earlier of September 9, 2011 or within seven days of the Company completing a financing in excess of $800,000.  The amount owing is unsecured and bears interest at 5% per annum.  On September 9, 2011, the Company did not repay the note and the note became due on demand.

(f)

On September 24, 2009, the Company entered into a loan agreement for $13,000 which is payable on the earlier of September 24, 2011 or within seven days of the Company completing a financing in excess of $800,000.  The amount owing is unsecured and bears interest at 5% per annum.  On September 24, 2011, the Company did not repay the note and the note became due on demand.

(g)

On October 5, 2009, the Company entered into a loan agreement for $30,000 which is payable on the earlier of October 5, 2012 or within seven days of the Company completing a financing in excess of $800,000.  The amount owing is unsecured and bears interest at 5% per annum.

(h)

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

(i)

On December 17, 2009, the Company entered into a loan agreement for $10,000 which is payable on the earlier of December 17, 2012 or within seven days of the Company completing a financing in excess of $800,000.  The amount owing is unsecured and bears interest at 5% per annum.

(j)

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

(k)

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

May 31, 2012

(Expressed in US dollars)

(unaudited)

5.

Loans Payable (continued)

(l)

On January 21, 2010, the Company entered into a loan agreement for $1,500 which is payable on the earlier of January 21, 2012 or within 7 days of the Company completing a financing in excess of $800,000.  The amount owing is unsecured and bears interest at 5% per annum.  On January 21, 2012, the Company did not repay the note and the note became due on demand.

(m)

On January 29, 2010, the Company entered into a loan agreement for $8,713 (Cdn$9,000) (November 30, 2011 - $8,821 (Cdn$9,000) which is payable on the earlier of January 29, 2011 or within seven days of the Company completing a financing in excess of $800,000.  The amount owing is unsecured and bears interest at 5% per annum.  On January 29, 2011, the Company extended the maturity date of the loan to June 15, 2011.  On June 15, 2011, the Company did not repay the note and the note became due on demand.

(n)

On March 25, 2010, the Company entered into a loan agreement for $20,000 which is payable on the earlier of March 25, 2012 or within seven days of the Company completing a financing in excess of $800,000.  The amount owing is unsecured and bears interest at 5% per annum.  On March 25, 2012, the Company did not repay the note and the note became due on demand.

(o)

On May 5, 2010, the Company entered into a loan agreement for $90,000 which is payable on the earlier of May 5, 2012 or within seven days of the Company completing a financing in excess of $800,000.  The amount owing is unsecured and bears interest at 5% per annum.  On May 5, 2012, the Company did not repay the note and the note became due on demand.

(p)

On July 16, 2010, the Company entered into a loan agreement for $20,000 which is payable on the earlier of July 1, 2012 or within seven days of the Company completing a financing in excess of $800,000.  The amount owing is unsecured and bears interest at 5% per annum.

(q)

On December 2, 2010, the Company entered into a loan agreement for $10,000 which is payable on the earlier of December 5, 2012 or within seven days of the Company completing a financing in excess of $800,000.  The amount owing is unsecured and bears interest at 5% per annum.

(r)

On March 15, 2011, the Company received a loan of $29,300, which is payable on the earlier of March 15, 2012 or within 7 days of the Company completing a financing in excess of $1,500,000.  The amount owing is unsecured and bears interest at 5% per annum.  On March 15, 2012, the Company did not repay the note and the note became due on demand.

(s)

On March 23, 2011, the Company entered into a loan agreement for $20,000 which is payable on the earlier of September 23, 2011 or within 7 days of the Company completing a financing in excess of $800,000.  The amount owing is unsecured and bears interest at 5% per annum.  On September 23, 2011, the Company did not repay the note and the note became due on demand.

(t)

On July 19, 2011, the Company entered into a loan agreement for $25,000 which is payable on the earlier of July 19, 2012 or within 7 days of the Company completing a financing in excess of $800,000.  The amount owing is unsecured and bears interest at 5% per annum.

(u)

On August 31, 2011, the Company entered into a loan agreement for $75,000 which is payable on the earlier of August 31, 2012 or within seven days of the Company completing a financing in excess of $800,000.  The amount owing is unsecured and bears interest at 5% per annum.

(v)

On October 13, 2011, the Company entered into a loan agreement for $1,452 (Cdn$1,500) (November 30, 2011 - $1,470 (Cdn$1,500) which is payable on the earlier of October 13, 2012 or within seven days of the Company completing a financing in excess of $1,000,000.  The amount owing is unsecured and bears interest at 5% per annum.

(w)

On November 14, 2011, the Company entered into a loan agreement for $12,500 which is payable on the earlier of November 14, 2012 or within seven days of the Company completing a financing in excess of $800,000.  The amount owing is unsecured and bears interest at 5% per annum.

)

(x)

On February 29, 2012, the Company entered into a loan agreement with a non-related party for proceeds of $15,000.  The amount owing is unsecured, bearing interest at 5% per annum, and due on demand.

6.

Related Party Transactions

(a)

During the six months ended May 31, 2012, the Company incurred $5,971 (2011 - $7,915) of management fees to the Chief Financial Officer (“CFO”) of the Company and a company controlled by the CFO of the Company.  As at May 31, 2012, the Company is indebted to the company controlled by the CFO of the Company for $1,084 (Cdn$1,120) (November 30, 2011 - $nil) which is non-interest bearing, unsecured, and due on demand.

(b)

On October 13, 2011, the Company entered into a loan agreement with the a company controlled by the President of the Company for $1,453 (Cdn$1,500) (November 30, 2011 - $1,470 (Cdn$1,500) which is unsecured, bears interest at 5% per annum, and is due on October 13, 2012 or within seven days of the Company completing a financing in excess of $1,000,000.  As at May 31, 2012, the Company is also indebted to this company for $1,022 (November 30, 2011 - $476), which is non-interest bearing, unsecured and due on demand.

(c)

On December 4, 2009, the Company entered into a loan agreement with the President of the Company for $7,000 which is payable on the earlier of December 4, 2010 or within seven days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum.  On December 4, 2010, the Company extended the maturity date of the loan to December 4, 2013.  On August 26, 2011, the Company repaid $2,000 of the loan by issuance of 20,000 common shares at $0.0001 per share resulting in a loss on settlement of $52,000.

(d)

As at May 31, 2012, the Company is indebted to the President of the Company for $58,797 (November 30, 2011 - $59,337), representing accrued interest and expenditures paid on behalf of the Company.  These amounts are unsecured, non-interest bearing and due on demand.

7.

Stock Options

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price $	Aggregate Intrinsic Value $

Outstanding and exercisable, November 30, 2011 and May 31, 2012	500	500	–

As at May 31, 2012, the weighted average remaining contractual life was 1.02 years and there was no unrecognized compensation costs related to non-vested share-based compensation.

8.

Common Stock

(a)

On December 6, 2011, the Company increased its authorized capital from 160,000,000 common shares to 1,000,000,000 common shares with no change par value.  The Company also affected a 1,000 to 1 reverse stock split of its issued and outstanding shares.  All share and per share information has been retroactively adjusted to reflect the reverse stock split.

MASS PETROLEUM INC.

(An Exploration Stage Company)

Notes to the Financial Statements

May 31, 2012

(Expressed in US dollars)

(unaudited)

8.

Common Stock (continued)

(b)

On February 22, 2012, the Company issued 30,000,000 common shares at $0.0001 per share for proceeds of $3,000 to the President of the Company and a company controlled by the President of the Company.

9.

Subsequent Event

On June 27, 2012, the Company entered into a bridge loan agreement with D-Helix Inc. (“D-Helix”), whereby the Company has agreed to lend $75,000 to D-Helix.  This loan is evidenced by a promissory note pursuant to which the principal amount will be due and payable on the earlier of September 30, 2012 or within ten business days of the closing of a potential share exchange agreement between the Company and D-Helix.  The loan will bear interest at the rate of 10% per annum, payable in quarterly installments from September 30, 2012.

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

We have incurred losses since our inception.  We rely upon the sale of our securities to fund our operations.  We have generated limited revenues of $24,227 from our 2.34% non-operated interest in three operating wells in Kingfisher County, Oklahoma since our inception to May 31, 2012.

We intend to build our business through the acquisition of producing and exploration stage oil and natural gas wells, interests and leases.  Our strategy is to combine the secure and reliable revenue source of operated and non-operated interests from producing oil wells with the higher risk development of oil and gas exploration projects.  For the next 12 months (beginning August 2012), we plan to purchase additional operated and non-operated interests in producing oil and natural gas properties, to acquire additional exploration stage properties and carry out an exploration program on the acquired properties.  We are not involved in any bankruptcy, receivership or similar proceedings.

Liquidity and Capital Resources

As of May 31, 2012, we had cash of $724 and a working capital deficit of $606,310.  Our accumulated deficit from inception to May 31, 2012 was $4,125,190.  Our net loss of $65,988 for the six months ended May 31, 2012 was mostly funded by funds raised from debt and equity financing since inception.  For the six months ended May 31, 2012, we raised $3,000 in funds through the sale of our equities, compared to $nil raised through equity financing during the same period in 2011.  During the six months ended May 31, 2012 our cash position decreased by $4,847.

We used net cash of $22,330 in operating activities for the six months ended May 31, 2012 compared to net cash of $67,742 used in operating activities for the same period in 2011.  This decrease in cash used in operating activities was mainly due to an increase in accounts payable.

During the six months ended May 31, 2012 our monthly cash requirement was approximately $3,722 compared to $11,290 for the same period in 2011.  At May 31, 2012, we had cash of $724, which will cover our costs for less than 1 month according to our current monthly burn rate.

We expect to require approximately $1,000,000 in financing to continue our planned operation and exploration over the next year plus another $1,000,000 to cover our other operational expenses.

Our planned acquisition and exploration expenditures for oil and gas interests and properties over the next twelve months (beginning August 2012) are summarized as follows:

Description	Potential	Estimated
	completion date	Expenses
		($)
Retain a full-time engineer	September 1, 2012	400,000
and a full-time
geologist
Conduct preliminary evaluation of	September 1, 2012	600,000
potential exploration stage oil and
gas properties for acquisition

Total		1,000,000

Our other planned operational expenses for the next 12 months (beginning August 2012) are summarized as follows:

Description	Potential	Estimated
	completion date	Expenses
		($)
Select and appoint a new Board	August 1, 2012	10,000
member

Raise additional private or public	12 months	150,000
equity (legal, accounting and
marketing fees)

General and administrative	12 months	100,000
expenses

Professional fees (legal,	12 months	250,000
accounting and auditing fees)

Consultant, officer, and employee	12 months	450,000
fees

Marketing expenses	12 months	40,000

Total		1,000,000

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

Results of Operations for the Six Months Ended May 31, 2012 Compared to the Same Period in 2011, and From Inception to May 31, 2012

We began to earn nominal revenues in February 2007 from our non-operated working interests in three producing wells.  We plan to purchase additional non-operated and operated working interests in existing oil and gas leases.

Revenues

We have generated $24,227 in revenues from our 2.34% non-operating interest in the Kingfisher property since February 14, 2006 (inception) to May 31, 2012.  We generated revenues of $1,017 for the six months ended May 31, 2012 compared to $1,874 for the six months ended May 31, 2011.

Net Loss

We incurred a net loss of $65,988 for the six months ended May 31, 2012 compared to our net loss of $77,822 for the six months ended May 31, 2011.  The decrease in net loss was mainly due to decrease in general and administrative expenses.  Since February 14, 2006 (date of inception) to May 31, 2012, we have incurred a net loss of $4,125,190.

Expenses

Our total expenses for the six months ended May 31, 2012 were $55,933 compared to $71,221, for the same period in 2011.  The decrease in our expenses during 2012 was attributable to a decrease in our general and administrative expenses.  Our general and administrative expenses decreased by $14,173 from $68,415 for the six months ended May 31, 2011 compared to $54,242 for the six months ended May 31, 2012.  Our general and administrative expenses consist of professional fees, management and consulting fees, stock based compensation, bank charges, travel, meals and entertainment, rent, office maintenance, communications (cellular, internet, fax and telephone), courier, postage costs and office supplies.

Results of Operations for the Three Months Ended May 31, 2012 Compared to the Same Period in 2011

Revenues

We generated revenues of $572 for the three months ended May 31, 2012 compared to $1,072 for the three months ended May 31, 2011.

Net Loss

We incurred a net loss of $28,421 for the three months ended May 31, 2012 compared to our net loss of $37,147 for the three months ended May 31, 2011.  The decrease was mainly due to less general and administrative expense.

Expenses

Our total expenses for the three months ended May 31, 2012 were $22,741 compared to $32,607, for the same period in 2011.  The decrease in our expenses during 2012 was attributable to a decrease in our general and administrative expenses.  Our general and administrative expenses decreased by $9,925 from $32,328 for the three months ended May 31, 2011 compared to $22,403 for the three months ended May 31, 2012.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of May 31, 2012, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Long-lived Assets

In accordance with ASC 360, “Property, Plant, and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable.  Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances.  An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

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

MASS PETROLEUM INC.
Date: July 23, 2012	By:	/s/ Jordan Shapiro
Jordan Shapiro
Chief Executive Officer, President Secretary, Treasurer and Director

Date: July 23, 2012	By:	/s/ Vitaly Melnikov
Vitaly Melnikov
Chief Financial Officer
and Director

