Form 10-Q/A
period 2012-05-31
MASS Petroleum Inc.
filed 2012-10-18
CIK 1388982

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May31, 2012, which the Registrant previously filed with the Securities and Exchange Commission on July 31, 2012 (the “Original Filing”). The Registrant is filing this Amendment as it has restated its financial statements as at May 31, 2012 and for the three and six months ended to record the issuance of 22,500,000 common shares with a fair value of $5,625,000 to settle outstanding notes payable of $22,500.  In addition, the effect of the settlement resulted in a reversal of $3,090 of interest expense.  The effect of the restatement is to decrease total liabilities of $25,590, increase net loss by $5,599,410, and increase loss per share by $0.15 for the three months ended May 31, 2012 and increase loss per share by $0.23 for the six months ended May 31, 2012.  The effect of the restatement had no material effect on the statement of cash flows.

Except as set forth above, the Original Filing has not been amended, updated or otherwise modified.  Other events occurring after the filing of the Form 10-Q/A or other disclosures necessary to reflect subsequent events have been addressed in our reports filed with the Securities and Exchange Commission subsequent to the filing of this Form 10-Q/A.

2

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited financial statements of MASS Petroleum Inc. (the “Company”, “MASS”, “we”, “our”, “us”) follow.  All currency references in this report are in US dollars unless otherwise noted.

MASS Petroleum Inc.

(An Exploration Stage Company)

May 31, 2012

(Expressed in US dollars)

(unaudited)

Index

Balance Sheets

F-1

Statements of Operations

F-2

Statements of Cash Flows

F-3

Notes to the Financial Statements

F-4

3

MASS PETROLEUM INC.

(An Exploration Stage Company)

Balance Sheets

(Expressed in US dollars)

	May 31, 2012 $	November 30, 2011 $
	(unaudited)

ASSETS

Current Assets

Cash	724	5,571
Amounts receivable	5,398	9,780
Prepaid expenses	1,968	2,845

Total Current Assets	8,090	18,196

Property and equipment (Note 3)	1,805	2,016
Oil and gas property (Note 4)	6,978	7,582

Total Assets	16,873	27,794

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	51,264	14,972
Accrued liabilities	37,125	35,387
Due to related parties (Note 6)	62,356	66,283
Loans payable (Note 5)	438,065	425,691

Total Current Liabilities	588,810	542,333

Loans payable (Note 5)	–	20,000

Total Liabilities	588,810	562,333

Nature of Operations and Continuance of Business (Note 1)
Subsequent Event (Note 9)

Stockholders’ Deficit

Preferred stock, 20,000,000 shares authorized, $0.0001 par value; 1,000,000 and 1,000,000 shares issued and outstanding, respectively	100	100

Common stock, 1,000,000,000 shares authorized, $0.0001 par value; 52,655,864 and 155,748 shares issued and outstanding, respectively	5,266	16

Additional paid-in capital	9,147,297	3,524,547

Deficit accumulated during the exploration stage	(9,724,600)	(4,059,202)

Total Stockholders’ Deficit	(571,937)	(534,539)

Total Liabilities and Stockholders’ Deficit	16,873	27,794

(The accompanying notes are an integral part of these financial statements)

MASS PETROLEUM INC.

(An Exploration Stage Company)

Statements of Operations

(Expressed in US dollars)

(unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	Accumulated from February 14, 2006 (date of inception)
	May 31,	May 31,	May 31,	May 31,	to May 31,
	2012	2011	2012	2011	2012
	$	$	$	$	$

Revenue	572	1,072	1,017	1,874	24,227

Operating Expenses

Depletion	371	556	604	1,025	27,060
Depreciation	371	328	728	656	6,040
General and administrative (Note 6)	22,403	32,328	54,242	68,415	2,385,746
Mineral property costs	–	–	–	–	1,693
Oil and gas production costs	168	467	359	1,125	14,760

Total Operating Expenses	23,313	33,679	55,933	71,221	2,435,299

Operating Loss	(22,741)	(32,607)	(54,916)	(69,347)	(2,411,072)

Other Income (Expense)

Gain on settlement of account payable	–	–	–	–	12,585
Interest expense	(2,590)	(4,540)	(7,982)	(8,475)	(43,243)
Loss on settlement of debt	(5,602,500)	–	(5,602,500)	–	(7,207,870)
Provision for loan receivable	–	–	–	–	(75,000)

Total Other Income (Expense)	(5,605,090)	(4,540)	(5,610,482)	(8,475)	(7,313,528)

Net Loss and Comprehensive Loss	(5,627,831)	(37,147)	(5,665,398)	(77,822)	(9,724,600)

Net Loss Per Share, Basic and Diluted	(0.15)	(0.27)	(0.23)	(0.57)

Weighted Average Shares Outstanding	38,762,000	135,748	24,992,000	135,748

(The accompanying notes are an integral part of these financial statements)

MASS PETROLEUM INC.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

(unaudited)
	Six Months Ended May 31, 2012 $	Six Months Ended May 31, 2011 $	Accumulated from February 14, 2006 (Date of Inception) to May 31, 2012 $

Operating Activities

Net loss for the period	(5,665,398)	(77,822)	(9,724,600)

Adjustments to reconcile net loss to net cash used in operating activities:
Depletion	604	1,025	27,060
Depreciation	728	656	6,040
Donated services and rent	–	–	54,080
Stock-based compensation	–	–	1,339,063
Provision for loan receivable	–	–	75,000
Gain on settlement of account payable	–	–	(12,585)
Loss on settlement of debt	5,602,500	–	7,207,870
Loss on foreign currency translation	(125)	–	(125)

Changes in operating assets and liabilities:
Amounts receivable	4,381	315	(5,399)
Prepaid expenses	877	(413)	(1,968)
Accounts payable	36,291	(4,429)	63,848
Accrued liabilities	1,739	7,268	37,726
Due to related parties	(3,927)	5,658	13,381

Net Cash Used In Operating Activities	(22,330)	(67,742)	(920,609)

Investing Activities

Loan receivable	–	–	(75,000)
Purchase of property and equipment	(517)	–	(7,845)
Purchase of oil and gas property	–	–	(34,038)

Net Cash Used in Investing Activities	(517)	–	(116,883)

Financing Activities

Proceeds from loan payable	15,000	59,825	495,091
Proceeds from related party loan	–	–	95,625
Proceeds from issuance of common stock	3,000	–	449,000
Share issuance costs	–	–	(1,500)

Net Cash Provided by Financing Activities	18,000	59,825	1,038,216

Increase (Decrease) in Cash	(4,847)	(7,917)	724

Cash, Beginning of Period	5,571	11,239	–

Cash, End of Period	724	3,322	724

Non-cash Investing and Financing Activities
Common stock issued to settle debt	5,625,000	–	7,312,020

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

MASS PETROLEUM INC.

(An Exploration Stage Company)

Notes to the Financial Statements

May 31, 2012

(Expressed in US dollars)

(unaudited)

1.     Nature of Operations and Continuance of Business

MASS Petroleum Inc. (the “Company”) was incorporated in the State of Nevada on February 14, 2006 under the name XTOL Energy Inc. On October 11, 2007, the Company changed its name to LAUD Resources Inc. On June 23, 2008, the Company changed its name from LAUD Resources Inc. to MASS Petroleum Inc. The Company is an exploration stage company, as defined by Accounting Standards Codification (“ASC”) 915, Development Stage Entities.The Company’s principal business is the acquisition and exploration of oil and gas properties located in the United States.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at May 31, 2012, the Company has a working capital deficit of $580,720, and has accumulated losses totaling $9,724,600 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(e)     Loss Per Share

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

(f)      Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2012 and 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(g)     Oil and Gas Properties

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

(h)     Asset Retirement Obligations

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

(i)       Property and Equipment

Property and equipment consists of computer hardware, and is recorded at cost and amortized on a straight-line basis over its estimated life of three years.

(j)      Revenue Recognition

The Company recognizes oil and gas revenue when production is sold at a fixed or determinable price, persuasive evidence of an arrangement exists, delivery has occurred and title has transferred, and collectibility is reasonably assured.

(k)     Long-lived Assets

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

(l)       Financial Instruments and Fair Value Measures

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

(l)       Financial Instruments and Fair Value Measures (continued)

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

(n)     Stock-based Compensation

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

(g)     On October 5, 2009, the Company entered into a loan agreement for $30,000 which is payable on the earlier of October 5, 2012 or within seven days of the Company completing a financing in excess of $800,000. The amount owing is unsecured and bears interest at 5% per annum. On March 22, 2012, the Company issued 22,500,000 shares of common stock at a fair value of $5,625,000 to settle $22,500 of the loan, resulting in a loss on settlement of debt of $5,602,500.

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

(c)     On March 22, 2012, the Company issued 22,500,000 common shares with a fair value of $5,625,000 to settle debt of $22,500, resulting in a loss on settlement of debt of $5,602,500.

MASS PETROLEUM INC.

(An Exploration Stage Company)

Notes to the Financial Statements

May 31, 2012

(Expressed in US dollars)

(unaudited)

9.             Subsequent Event

On June 27, 2012, the Company entered into a bridge loan agreement with D-Helix Inc. (“D-Helix”), whereby the Company has agreed to lend $75,000 to D-Helix. This loan is evidenced by a promissory note pursuant to which the principal amount will be due and payable on the earlier of September 30, 2012 or within ten business days of the closing of a potential share exchange agreement between the Company and D-Helix. The loan will bear interest at the rate of 10% per annum, payable in quarterly instalments from September 30, 2012.

10.          Restatement

The Company has restated its financial statements as at May 31, 2012 and for the three and six months ended to record the issuance of 22,500,000 common shares with a fair value of $5,625,000 to settle outstanding notes payable of $22,500.  In addition, the effect of the settlement resulted in a reversal of $3,090 of interest expense.  The effect of the restatement is to decrease total liabilities of $25,590, increase net loss by $5,599,410, and increase loss per share by $0.15 for the three months ended May 31, 2012 and increase loss per share by $0.23 for the six months ended May 31, 2012.  The effect of the restatement had no material effect on the statement of cash flows.

The following tables reflect the adjustment and restated amounts:

	As at May 31, 2012
Balance Sheets	As Reported	Adjustment	As Restated
Liabilities and Stockholders’ Equity
Current Liabilities
Accrued liabilities	40,215	(3,090)	37,125
Loan payable	460,565	(22,500)	438,065
	614,400	(25,590)	588,810
Stockholders’ Deficit
Common Stock	3,016	2,250	5,266
Additional Paid-in Capital	3,524,547	5,622,750	9,147,297
Deficit Accumulated During the Development Stage	(4,125,190)	(5,599,410)	(9,724,600)
Total Stockholder’ Deficit	(597,527)	25,590	(571,937)

F-12

MASS PETROLEUM INC.

(An Exploration Stage Company)

Notes to the Financial Statements

May 31, 2012

(Expressed in US dollars)

(unaudited)

10.          Restatement (continued)

	For the Three Months Ended May 31, 2012
Statement of Operations	As Reported	Adjustment	As Restated
Other Income (Expense)
Interest expense	(5,680)	3,090	(2,590)
Loss on settlement of debt	–	(5,602,500)	(5,602,500)
Total Other Income (Expense)	(5,680)	(5,599,410)	(5,605,090)
Net Loss and Comprehensive Loss	(28,421)	(5,599,410)	(5,627,831)
Net Loss Per Share – Basic and Diluted	–	(0.15)	(0.15)

	For the Six Months Ended May 31, 2012
Statement of Operations	As Reported	Adjustment	As Restated
Other Income (Expense)
Interest expense	(11,072)	3,090	(7,982)
Loss on settlement of debt	–	(5,602,500)	(5,602,500)
Total Other Income (Expense)	(11,072)	(5,599,410)	(5,610,482)
Net Loss and Comprehensive Loss	(65,988)	(5,599,410)	(5,665,398)
Net Loss Per Share – Basic and Diluted	–	(0.23)	(0.23)

	Accumulated from February 14, 2006 (date of inception) to May 31, 2012
Statement of Operations	As Reported	Adjustment	As Restated
Other Income (Expense)
Interest expense	(46,333)	3,090	(43.243)
Loss on settlement of debt	(1,605,370)	(5,602,500)	(7,207,870)
Total Other Income (Expense)	(1,714,118)	(5,599,410)	(7,313,528)
Net Loss and Comprehensive Loss	(4,125,190)	(5,599,410)	(9,724,600)

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

Liquidity and Capital Resources

As of May 31, 2012, we had cash of $724 and a working capital deficit of $580,720 .  Our accumulated deficit from inception to May 31, 2012 was  $9,724,600.  Our net loss of $5,665,398 for the six months ended May 31, 2012 was mostly funded by funds raised from debt and equity financing since inception.  For the six months ended May 31, 2012, we raised $3,000 in funds through the sale of our equities, compared to $nil raised through equity financing during the same period in 2011.  During the six months ended May 31, 2012 our cash position decreased by $4,847.

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

Net Loss

We incurred a net loss of $5,665,398 for the six months ended May 31, 2012 compared to our net loss of $77,822 for the six months ended May 31, 2011.  The increase in net loss was mainly due to  loss on settlement of debt.  Since February 14, 2006 (date of inception) to May 31, 2012, we have incurred a net loss of $9,724,600.

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

Net Loss

We incurred a net loss of  $5,627,831 for the three months ended May 31, 2012 compared to our net loss of $37,147 for the three months ended May 31, 2011.   The increase was mainly due to loss of settlement of debt .

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

MASS PETROLEUM INC.
Date: October 18, 2012	By:	/s/ Jordan Shapiro
Jordan Shapiro
Chief Executive Officer, President Secretary, Treasurer and Director

Date: October 18, 2012	By:	/s/ Vitaly Melnikov
Vitaly Melnikov
Chief Financial Officer
and Director

