Form 10-Q
period 2012-08-31
MASS Petroleum Inc.
filed 2012-10-22
CIK 1388982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ To ______________________

Commission file number:  000-53447

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

As of October 19, 2012, the registrant’s outstanding common stock consisted of 52,655,864 shares.

2

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited financial statements of MASS Petroleum Inc. (the “Company”, “MASS”, “we”, “our”, “us”) follow.  All currency references in this report are in US dollars unless otherwise noted.

MASS Petroleum Inc.

(An Exploration Stage Company)

August 31, 2012

(Expressed in US dollars)

(unaudited)

Index

Balance Sheets

F-1

Statements of Operations

F-2

Statements of Cash Flows

F-3

Notes to the Financial Statements

F-4

3

MASS Petroleum Inc.

(An Exploration Stage Company)

Balance Sheets

(Expressed in US dollars)

	August 31, 2012 $	November 30, 2011 $
	(unaudited)

ASSETS

Current Assets

Cash	26,094	5,571
Amounts receivable	7,307	9,780
Prepaid expenses	2,014	2,845
Loan receivable (Note 5)	75,000	–

Total Current Assets	110,415	18,196

Property and equipment (Note 3)	1,434	2,016
Oil and gas property (Note 4)	6,945	7,582

Total Assets	118,794	27,794

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	40,762	14,972
Accrued liabilities	42,387	35,387
Due to related parties (Note 7)	66,843	66,283
Loans payable (Note 6)	513,552	425,691

Total Current Liabilities	663,544	542,333

Loans payable (Note 6)	61,500	20,000

Total Liabilities	725,044	562,333

Nature of Operations and Continuance of Business (Note 1)

Stockholders’ Deficit

Preferred stock, 20,000,000 shares authorized, $0.0001 par value; 1,000,000 and 1,000,000 shares issued and outstanding, respectively	100	100

Common stock, 1,000,000,000 shares authorized, $0.0001 par value; 52,655,864 and 155,864 shares issued and outstanding, respectively	5,266	16

Additional paid-in capital	9,147,297	3,524,547

Deficit accumulated during the exploration stage	(9,758,913)	(4,059,202)

Total Stockholders’ Deficit	(606,250)	(534,539)

Total Liabilities and Stockholders’ Deficit	118,794	27,794

(The accompanying notes are an integral part of these financial statements)

MASS Petroleum Inc.

(An Exploration Stage Company)

Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended	Accumulated from February 14, 2006 (Date of Inception)
	August 31,	August 31,	August 31,	August 31,	to August 31,
	2012	2011	2012	2011	2012
	$	$	$	$	$

Revenue	65	807	1,082	2,681	24,292

Operating Expenses

Depletion	33	286	637	1,311	27,093
Depreciation	371	328	1,099	984	6,411
General and administrative (Note 7)	33,776	79,742	96,000	156,632	2,462,765
Mineral property costs	–	–	–	–	1,693
Oil and gas production costs	198	495	557	1,620	14,958

Total Operating Expenses	34,378	80,851	98,293	160,547	2,512,920

Operating Loss	(34,313)	(80,044)	(97,211)	(157,866)	(2,488,628)

Other Income (Expense)

Gain on settlement of account payable	–	–	–	–	12,585
Loss on settlement of debt	–	(52,000)	(5,602,500)	(52,000)	(7,207,870)
Provision for loan receivable	–	–	–	–	(75,000)

Total Other Income (Expense)	–	(52,000)	(5,602,500)	(52,000)	(7,270,285)

Net Loss and Comprehensive Loss	(34,313)	(132,044)	(5,699,711)	(209,866)	(9,758,913)

Net Loss Per Share – Basic and Diluted	–	–	(0.17)	–

Weighted Average Shares Outstanding	52,656,000	136,835,000	34,247,000	136,113,000

(The accompanying notes are an integral part of these financial statements)

MASS Petroleum Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	For the Nine Months Ended August 31, 2012 $	For the Nine Months Ended August 31, 2011 $	Accumulated from February 14, 2006 (Date of Inception) To August 31, 2012 $
Operating Activities

Net loss for the period	(5,699,711)	(209,866)	(9,758,913)

Depletion	637	1,311	27,093
Depreciation	1,099	984	6,411
Donated services and rent	–	–	54,080
Stock-based compensation	–	–	1,339,063
Provision for loan receivable	–	–	75,000
Gain on settlement of account payable	–	–	(12,585)
Loss on settlement of debt	5,602,500	52,000	7,207,870
Loss on foreign currency translation	361	–	361

Changes in operating assets and liabilities:
Amounts receivable	2,473	(2,514)	(7,307)
Prepaid expenses	831	(6,207)	(2,014)
Accounts payable	25,790	(939)	53,347
Accrued liabilities	7,000	11,106	42,987
Due to related parties	560	51,436	17,868

Net Cash Used In Operating Activities	(58,460)	(102,689)	(956,739)

Investing Activities

Loan receivable	(75,000)	–	(150,000)
Purchase of property and equipment	(517)	–	(7,845)
Purchase of oil and gas property	–	–	(34,038)

Net Cash Used in Investing Activities	(75,517)	–	(191,883)

Financing Activities

Bank indebtedness	–	6,728	–
Proceeds from loan payable	151,500	84,722	631,591
Proceeds from related party loan	–	–	95,625
Proceeds from issuance of common stock	3,000	–	449,000
Share issuance costs	–	–	(1,500)

Net Cash Provided by Financing Activities	154,500	91,450	1,174,716

Increase (Decrease) in Cash	20,523	(11,239)	26,094

Cash - Beginning of Period	5,571	11,239	–

Cash - End of Period	26,094	–	26,094

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

Non-cash Investing and Financing Activities

Common stock issued to settle debt	5,625,000	–	7,312,020

(The accompanying notes are an integral part of these financial statements)

MASS Petroleum Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

August 31, 2012

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31, 2012, the Company has a working capital deficit of $553,129, and has accumulated losses totaling $9,758,913 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

August 31, 2012

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

f)

Asset Retirement Obligations

The Company follows the provisions of ASC 410, Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.  As at August 31, 2012 and November 30, 2011, the Company did not have any asset retirement obligations.

g)

Property and Equipment

Property and equipment consists of computer hardware, and is recorded at cost and amortized on a straight-line basis over its estimated life of three years.

MASS Petroleum Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

August 31, 2012

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

h)

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

k)

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

MASS Petroleum Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

August 31, 2012

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

l)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2012 and 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The Company’s financial instruments consist principally of cash, amounts receivable, loan receivable, accounts payable, amounts due to related parties, and loans payable. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

MASS Petroleum Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

August 31, 2012

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

n)

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

o)

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.

Property and Equipment

	Cost $	Accumulated Depreciation $	August 31, 2012 Net Carrying Value $	November 30, 2011 Net Carrying Value $

Computer Hardware	4,454	3,020	1,434	2,016

4.

Oil and Gas Property

	August 31, 2012 Net Carrying Value $	November 30, 2011 Net Carrying Value $

Proved Property

Acquisition Costs	34,038	34,038
Depletion	(27,093)	(26,456)

Net Carrying Value	6,945	7,582

On August 1, 2006, the Company acquired a 2.34% non operating interest in three oil and gas wells located in Oklahoma for $34,038.

5.

Loan Receivable

On June 27, 2012, the Company entered into a bridge loan agreement with D-Helix Inc. (“D-Helix”), a non-related company, whereby the Company has agreed to lend $75,000 to D-Helix. Under the terms of the agreement, the amount is unsecured, bears interest at 10% per annum commencing September 30, 2012, and is due and payable on the earlier of September 30, 2012 or within ten business days of the closing of a potential share exchange agreement between the Company and D-Helix.

MASS Petroleum Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

August 31, 2012

(unaudited)

6.

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

August 31, 2012

(unaudited)

6.

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

m)

On January 29, 2010, the Company entered into a loan agreement for $9,131 (Cdn$9,000) which is payable on the earlier of January 29, 2011 or within seven days of the Company completing a financing in excess of $800,000.  The amount owing is unsecured and bears interest at 5% per annum. On January 29, 2011, the Company extended the maturity date of the loan to June 15, 2011.  On June 15, 2011, the Company did not repay the note and the note became due on demand.

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

p)

On July 16, 2010, the Company entered into a loan agreement for $20,000 which is payable on the earlier of July 1, 2012 or within seven days of the Company completing a financing in excess of $800,000.  The amount owing is unsecured and bears interest at 5% per annum.  On July 1, 2012, the Company did not repay the note and the note became due on demand.

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

t)

On July 19, 2011, the Company entered into a loan agreement for $25,000 which is payable on the earlier of July 19, 2012 or within 7 days of the Company completing a financing in excess of $800,000.  The amount owing is unsecured and bears interest at 5% per annum.  On July 19, 2012, the Company did not repay the note and the note became due on demand.

MASS Petroleum Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

August 31, 2012

(unaudited)

6.

Loans Payable (continued)

u)

On August 31, 2011, the Company entered into a loan agreement for $75,000 which is payable on the earlier of August 31, 2012 or within seven days of the Company completing a financing in excess of $800,000.  The amount owing is unsecured and bears interest at 5% per annum.  On August 31, 2012, the Company did not repay the note and the note became due on demand.

v)

On October 13, 2011, the Company entered into a loan agreement for $1,522 (Cdn$1,500) which is payable on the earlier of October 13, 2012 or within seven days of the Company completing a financing in excess of $1,000,000.  The amount owing is unsecured and bears interest at 5% per annum.

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

y)

On June 29, 2012, the Company entered into a loan agreement with a non-related party for proceeds of $75,000. The amount owing is unsecured, non-interest bearing, and due on demand.

z)

On August 29, 2012, the Company entered into a loan agreement for $61,500 which is payable on the earlier of August 29, 2014 or within ten days of the Company completing a financing in excess of $2,000,000.  The amount owing is unsecured and bears interest at 5% per annum.

7.

Related Party Transactions

a)

During the nine months ended August 31, 2012, the Company incurred $9,330 (2011 - $9,998) of management fees to the Chief Financial Officer (“CFO”) of the Company and a company controlled by the CFO of the Company.  As at August 31, 2012, the Company is indebted to the company controlled by the CFO of the Company for $1,136 (Cdn$1,120) (November 30, 2011 - $nil), representing management fees owed.

b)

On October 13, 2011, the Company entered into a loan agreement with the a company controlled by the President of the Company for $1,522 (Cdn$1,500) which is unsecured, bears interest at 5% per annum, and is due on October 13, 2012 or within seven days of the Company completing a financing in excess of $1,000,000.

As at August 31, 2012, the Company is also indebted to this company for $1,068 (November 30, 2011 - $476), which is non-interest bearing, unsecured and due on demand.

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

d)

As at August 31, 2012, the Company is indebted to the President of the Company for $58,117 (November 30, 2011 - $59,337), representing accrued interest and expenditures paid on behalf of the Company. These amounts are unsecured, non-interest bearing and due on demand.

MASS Petroleum Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

August 31, 2012

(unaudited)

8.

Stock Options

 A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price $	Aggregate Intrinsic Value $

Outstanding and exercisable, November 30, 2011 and August 31, 2012	500	500	–

As at August 31, 2012, the weighted average remaining contractual life was 0.76 years and there were no unrecognized compensation costs related to non-vested share-based compensation.

9.

Common Stock

a)

On December 6, 2011, the Company increased its authorized capital from 160,000,000 common shares to 1,000,000,000 common shares with no change par value.  The Company also effected a 1,000 to 1 reverse stock split of its issued and outstanding shares which decreased the issued and outstanding common shares from 155,748,000 common shares to 155,864 common shares, after accounting for partial common shares from the reverse stock split.  All share and per share information has been retroactively adjusted to reflect the reverse stock split.

b)

On February 22, 2012, the Company issued 30,000,000 split-adjusted shares at $0.0001 per share for proceeds of $3,000 to the President of the Company and a company controlled by the President of the Company.

c)

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

We have incurred losses since our inception.  We rely upon the sale of our securities to fund our operations.  We have generated limited revenues of $24,292 from our 2.34% non-operated interest in three operating wells in Kingfisher County, Oklahoma since our inception to August 31, 2012.

We intend to build our business through the acquisition of producing and exploration stage oil and natural gas wells, interests and leases.  Our strategy is to combine the secure and reliable revenue source of operated and non-operated interests from producing oil wells with the higher risk development of oil and gas exploration projects.  For the next 12 months (beginning November 2012), we plan to purchase additional operated and non-operated interests in producing oil and natural gas properties, to acquire additional exploration stage properties and carry out an exploration program on the acquired properties.  We are not involved in any bankruptcy, receivership or similar proceedings.

Liquidity and Capital Resources

As of August 31, 2012, we had cash of $26,094 and a working capital deficit of $553,129.  Our accumulated deficit from inception to August 31, 2012 was $9,758,913.  Our net loss of $5,699,711 for the nine months ended August 31, 2012 was due to $5,602,500 loss on settlement of debt and the remaining loss was funded by funds raised from equity financing since inception and from loans.  During the nine months ended August 31, 2012 we raised $3,000 through the sale of our equities, compared to $nil during the nine months ended August 31, 2011.  During the nine months ended August 31, 2012 our cash position increased by $20,523.

During the nine months ended August 31, 2012, we used net cash of $58,460 in operating compared to net cash used of $102,689 used in operating activities for the same period in 2011.  This decrease in cash used in operating activities was mainly due to lower amounts due to related parties.

During the nine months ended August 31, 2012, we used net cash of $75,517 in investing activities, compared to net cash of $nil for the same period in 2011.

During the nine months ended August 31, 2012, we received proceeds $154,500 in financing activities compared with proceeds of $91,450 for the same period in fiscal 2011.

During the nine months ended August 31, 2012 our monthly cash requirement was $6,496 compared to $11,409 for the same period in 2011.  At August 31, 2012, we had cash of $26,094, which will not cover our costs for approximately 4 months according to our current monthly burn rate.

We expect to require approximately $1,000,000 in financing to continue our planned operation and exploration over the next year plus another $1,000,000 to cover our other operational expenses.

Our planned acquisition and exploration expenditures for oil and gas interests and properties over the next twelve months (beginning November 2012) are summarized as follows:

Description	Potential Completion Date	Estimated Expenses ($)

Retain a full-time engineer and a full-time Geologist	February 1, 2013	400,000

Conduct preliminary evaluation of potential exploration stage oil and gas properties for acquisition	April 1, 2013	600,000

Total		1,000,000

4

Our other planned operational expenses for the next 12 months (beginning November 2012) are summarized as follows:

Description	Potential Completion Date	Estimated Expenses ($)

Select and appoint a new Board Member	February 1, 2013	10,000

Raise additional private or public equity (legal, accounting and marketing fees)	12 months	150,000

General and administrative expenses	12 months	100,000

Professional fees (legal, accounting and auditing fees)	12 months	250,000

Consultant, officer, and employee fees	12 months	450,000

Marketing expenses	12 months	40,000

Total		1,000,000

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

5

Results of Operations

We began to earn nominal revenues in February 2008 from our non-operated working interests in three producing wells.  We plan to purchase additional non-operated and operated working interests in existing oil and gas leases.

Revenues

From our date of inception to August 31, 2012, we have generated $24,292 in revenues from our 2.34% non-operating interest in the Kingfisher property.  During the three and nine months ended August 31, 2012, we generated revenues of $65 and $1,082 compared to $807 and $2,681 for the three and nine months ended August 31, 2011, respectively.

Net Loss and Expenses

For the nine months ended August 31, 2012, we incurred a net loss of $5,699,711 compared to our net loss of $209,866 for the nine months ended August 31, 2011.  The increase in net loss was attributed to loss on settlement of debt incurred during the nine months ended August 31, 2011.

For the three months ended August 31, 2012, we incurred a net loss of $34,313 compared to a net loss of $132,044 for the three months ended August 31, 2011.  The decrease in net loss is attributed to a decrease in general and administrative costs.

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

Off-Balance Sheet Arrangements

As of August 31, 2012, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

6

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

7

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

Date: October 22, 2012	By:	/s/ Jordan Shapiro
Jordan Shapiro
Chief Executive Officer, President Secretary, Treasurer and Director

Date: October 22, 2012	By:	/s/ Vitaly Melnikov
Vitaly Melnikov
Chief Financial Officer
and Director

8