Form 10-K
period 2012-11-30
MASS Petroleum Inc.
filed 2013-02-28
CIK 1388982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2012

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

Aggregate market value of the voting and non-voting stock of the registrant held by non-affiliates of the registrant as of May 31, 2012: $11,412,480.86 (Non-affiliate holdings of 22,598,972 common shares, closing price of $0.505).

As of February 27, 2013 the registrant’s outstanding stock consisted of 52,655,864 common shares.

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

We have incurred losses since our inception.  We rely upon the sale of our securities to fund our operations.  We have generated limited revenues of $24,573 from our 2.34% non operated interest in three operating wells in Oklahoma from the time we acquired our interest on August 1, 2006 to November 30, 2012.

We intend to build our business through the acquisition of producing and exploration stage oil and natural gas wells, interests and leases.  Our strategy is to combine the secure and reliable revenue source of operated and non-operated interest from producing oil wells with the higher risk development of oil and gas exploration projects.  For the next twelve months (beginning April 2013), we plan to purchase additional operated and non-operated interests in producing oil and natural gas properties, to acquire additional development stage exploration properties and to carry out an exploration program on the acquired properties.  We are not involved in any bankruptcy, receivership or similar proceedings.

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

·

significant additional production capacity through developmental drilling, recompletions and work overs;

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

As of February 2013 we do not have any subsidiaries.

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

Regarding our current non-operated interest, we are responsible for a 2.34% share of the costs of (1) any claims arising from the production and sale of hydrocarbons from the interest after August 1, 2006, which is the date we acquired our 2.34% interest in the three wells in Oklahoma; (2) any governmental request or requirement to plug, re-plug or abandon any wells, status or classification, or take any clean up or other actions with respect to our interest; and (3) any claims for personal injury, death, damage to property or damage to the environment arising directly or indirectly from the use, occupation, operation, maintenance or abandonment of our interest. As at November 30, 2012 we have not incurred any such costs.

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

Our operations are or will be also subject to various conservation matters, including the regulation of the size of drilling and of spacing units or proration units, the number of wells which may be drilled in each unit and the unitization or pooling of oil and gas properties.  In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases, which may make it more difficult to develop oil and gas properties.  In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally limit the venting or flaring of gas, and impose certain requirements regarding the ratable purchase of production.  The effect of these regulations is to limit the amounts of oil and gas we may be able to produce from our wells and to limit the number of wells or the locations at which we may be able to drill.

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

The regulatory burden of environmental laws and regulations increases our cost and risk of doing business and consequently affects our profitability.  The federal Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the “Superfund” law, imposes liability, without regard to fault, on certain classes of persons with respect to the release of a “hazardous substance” into the environment.  These persons include the current or prior owner or operator of the disposal site or sites where the release occurred and companies that transported disposed or arranged for the transport or disposal of the hazardous substances found at the site.  Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liabilities for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources.  It is not uncommon for the federal or state government to pursue such claims.  The federal Environmental Protection Agency and various state agencies continue to promulgate regulations that limit the disposal and permitting options for certain hazardous and non-hazardous wastes.

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

Employees and Consultants

As of November 30, 2012, we did not have any full time or part time employees.  Our Chief Executive Officer and our Chief Financial Officer work as part time consultants in the areas of business development and management; each contributing approximately 15% of their time to us.  We currently engage independent contractors in the areas of accounting, geologist services, legal, auditing services, investment banking and corporate development.

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

During the first six months of 2007, these wells produced a combined average of approximately 130 thousand cubic feet of gas per day and 1.2 barrels of oil per day.  The 2.34% interest generated an average monthly income of approximately $515 per month during the past five years.  We received revenues of $24,573 from our 2.34% interest from February 2006 to November 30, 2012.

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

Item 4.  Mine Safety Disclosures

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

The following table shows the high and low bid quotations of our common shares on the OTC Bulletin Board.  The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High ($)	Low ($)
September 1, 2012 – November 30, 2012	0.90	0.30
June 1, 2012 – August 31, 2012	0.51	0.30
March 1, 2012 – May 31, 2012	1.88	0.25
December 1, 2011 – February 29, 2012	3.80	0.0009
September 1, 2011 – November 30, 2011	4.30	1.30
June 1, 2011 – August 31, 2011	7.40	1.10
March 1, 2011 – May 31, 2011	3.80	1.70
December 1, 2010 – February 28, 2011	3.80	1.30

Holders

As of February 27, 2013, there were approximately 99 holders of record of our common stock.

Dividends

We did not issue any stock dividends during our fiscal year ended November 30, 2012.

Equity Compensation Plans

We have not implemented any equity compensation plans.

Recent Sales of Unregistered Securities

We did not make any sales of unregistered securities which were not previously reported in our quarterly filings for fiscal 2012.

Use of Proceeds from Sale of Registered Securities

None during the fiscal year ended November 30, 2012.

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

We have only recently begun our current operations, have earned nominal revenues and have accumulated a net loss of $9,796,860 from February 14, 2006 (date of inception) to November 30, 2012.

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

Liquidity and Capital Resources

As of November 30, 2012, we had cash of $14,093 compared to $5,571 in cash at November 30, 2011 and total assets of $103,329 compared to $27,794 as at November 30, 2011.  The increase in cash and total assets were attributed to a loan receivable.

At November 30, 2012, we had a working capital deficit of $555,825 compared to a working capital deficit of $524,137 at November 30, 2011.  The increase in the working capital deficit was due to the fact that we issued new loans payable.

Our accumulated deficit as at November 30, 2012 was $9,796,860 and has been funded primarily through the sale of shares of our common stock, along with loans from our management team and other non-related parties.  During the year ended November 30, 2012, we received $181,692 in financing from the issuance of loans payable, and we raised $3,000 from equity financing.

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

Cashflows from Operating Activities

During the year ended November 30, 2012, we used $100,653 of cash flows for operating activities compared to $178,992 for the year ended November 30, 2011. The decrease in the amount of cash used for operating activities was attributed to the fact that the Company had limited amounts of cash flow for operating activities. From February 15, 2006 (date of inception) to November 30, 2012, the Company has used $998,932 of cash for operating activities.

Cashflows from Investing Activities

During the year ended November 30, 2012, we used $75,517 of cash flows for investing activities compared to the use of $nil for the year ended November 30, 2011.  The increase in the use of cash for investing activities was due to issuance of a loan.  From February 15, 2006 (date of inception) to November 30, 2012, the Company has used $191,883 of cash for investing activities, including issuance of $150,000 in loans receivable to Uraltransneft which has been fully impaired in 2008 due to uncertainty of collection, $7,845 for the purchase of property and equipment, and $34,038 for the acquisition of the oil and gas properties in 2006.

Cashflows from Financing Activities

During the year ended November 30, 2012, we received $184,692 of cash flows from financing activities compared to $173,324 for the year ended November 30, 2011.  The increase in proceeds from financing activities was attributed to the issuance of $181,692 of proceeds received from loans in 2012.  From February 15, 2006 (date of inception) to November 30, 2012, the Company has received $1,204,908 of cash from financing activities including $661,783 of proceeds from loans payable, $449,000 from the issuance of common shares less $1,500 for share issuance costs, and $95,625 from related parties.

During the fiscal year ended November 30, 2012, we required approximately $8,388 in cash to fund our operations each month.  As of November 30, 2012, we had cash of $14,093.  However, we anticipate that beginning April 2013 our monthly expenses will increase to $269,000, which includes $7,000 monthly for general and administrative expenses, $10,000 monthly for consulting and employee expenses, $8,000 monthly for professional fees, $2,500,000 for the acquisition of non-operated working interests and an exploration project and approximately $66,667 monthly for exploration costs.

Currently, we are reviewing additional non-operated working interests and leases in Oklahoma, California, Texas and Canada.

We expect to require approximately $3,937,000 in financing to continue our planned operation and exploration over the next year.  Our planned acquisition and exploration expenditures for oil and gas interests and properties over the next twelve months (beginning December 2013) are summarized as follows:

Description	Potential completion date	Estimated Expenses ($)
Retain a full-time engineer, a full- time land specialist and a full-time geologist	April 1, 2013	242,000
Purchase non-operated working interests in existing leases	May 1, 2013	2,000,000
Acquire a development stage exploration project	August 1, 2013	500,000
Develop and carry out a preliminary exploration program on an acquired property	September 1, 2013 – November 30, 2013	800,000
Total		3,542,000

Our other planned operational expenses for the next twelve months (beginning December 2013) are summarized as follows:

Description	Potential completion date	Estimated Expenses ($)
Select and appoint a new Board member	May 1, 2013	-
Raise additional private or public equity (legal, accounting and marketing fees)	May 1, 2013	70,000
General and administrative expenses	12 months	84,000
Professional fees (legal, accounting and auditing fees)	12 months	96,000
Consulting and employee fees	12 months	120,000
Marketing expenses	12 months	25,000
Total		395,000

Of the $3,937,000 we need for the next 12 months, we had $14,093 in cash as of November 30, 2012.  We intend to raise the balance of our cash requirements for the next 12 months ($3,922,907) from private placements or possibly a registered public offering, or through further debt financing.  At this time we do not have any commitments from any broker-dealers to provide us with financing.

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

 Results of Operations

We earned nominal revenues for the year ended November 30, 2012 from our non-operated working interests in three producing wells.  We plan to purchase additional non-operated working interests in existing leases.  However, we anticipate that we will incur substantial losses over the next two years.

For the fiscal year ended November 30, 2012, we generated revenues of $1,363 from our non-operating interest in the Kingfisher property compared to revenues of $3,563 for the fiscal year ended November 30, 2011.  From inception on February 14, 2006 to November 30, 2012 we have earned total revenues of $24,573.

During the year ended November 30, 2012, we incurred operating expenses of $116,902 compared to operating expenses of $178,134 for the year ended November 30, 2011.  The increase in operating expenses in 2012 is attributed to increased general and administrative expenses.  During the year ended November 30, 2012, we did not issue additional stock options.

During the year ended November 30, 2012, we recorded a loss on settlement of debt of $5,602,500 as compared to $52,000 for the year ended November 30, 2011.

Our net loss for the year ended November 30, 2012 was $5,737,658 compared to a net loss of $245,125 for the year ended November 30, 2011.  The reason for the significantly decreased net loss for 2012 was due to a large increase in loss on settlement of debt.

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

November 30, 2012

(Expressed in US dollars)

Index

Report of Independent Registered Public Accounting Firm

F-1

Balance Sheets

F-2

Statements of Operations

F-3

Statement of Stockholders’ Equity (Deficit)

F-4

Statements of Cash Flows

F-7

Notes to the Financial Statements

F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MASS Petroleum Inc.

(An Exploration Stage Company)

We have audited the accompanying balance sheets of MASS Petroleum Inc. (An Exploration Stage Company) as of November 30, 2012 and 2011, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and accumulated from December 1, 2009 to November 30, 2012.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of MASS Petroleum Inc. for the period from February 14, 2006 (date of inception) to November 30, 2009 were audited by other auditors, and included an explanatory paragraph regarding the Company’s ability to continue as a going concern.  The financial statements for the periods for the period from February 14, 2006 (date of inception) to November 30, 2009 reflect a net loss of $2,831,447 of the related cumulative totals.  The auditors’ report has been furnished to us, and our opinion, insofar as it related to the amounts included for such periods, is based solely on the report of such auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2012 and 2011, and the results of its operations and its cash flows for the years then ended and accumulated from February 14, 2006 (date of inception) to November 30, 2012, in conformity with accounting principles generally accepted in the United States.

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

/s/ SATURNA GROUP CHARTERED ACCOUNTANTS LLP

Saturna Group Chartered Accountants LLP

Vancouver, Canada

February 27, 2013

MASS Petroleum Inc.

(An Exploration Stage Company)

Balance Sheets

(Expressed in US dollars)

	November 30, 2012 $	November 30, 2011 $

ASSETS

Current Assets

Cash	14,093	5,571
Amounts receivable	9,338	9,780
Prepaid expenses	325	2,845
Loan receivable (Note 5)	76,253	–

Total Current Assets	100,009	18,196

Property and equipment (Note 3)	1,063	2,016
Oil and gas property (Note 4)	2,257	7,582

Total Assets	103,329	27,794

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	48,285	14,972
Accrued liabilities	48,519	35,387
Due to related parties (Note 7)	45,563	66,283
Loans payable (Note 6)	513,467	425,691

Total Current Liabilities	655,834	542,333

Loans payable (Note 6)	91,692	20,000

Total Liabilities	747,526	562,333

Nature of Operations and Continuance of Business (Note 1) Subsequent Event (Note 12)

Stockholders’ Deficit

Preferred stock, 20,000,000 shares authorized, $0.0001 par value; 1,000,000 shares issued and outstanding	100	100

Common stock, 1,000,000,000 shares authorized, $0.0001 par value; 52,655,864 and 155,748 shares issued and outstanding, respectively	5,266	16

Additional paid-in capital	9,147,297	3,524,547

Deficit accumulated during the exploration stage	(9,796,860)	(4,059,202)

Total Stockholders’ Deficit	(644,197)	(534,539)

Total Liabilities and Stockholders’ Deficit	103,329	27,794

(The accompanying notes are an integral part of these financial statements)

MASS Petroleum Inc.

(An Exploration Stage Company)

Statements of Operations

(Expressed in US dollars)

	Year Ended	Year Ended	Accumulated from February 14, 2006 (Date of Inception)
	November 30,	November 30,	to November 30,
	2012	2011	2012
	$	$	$

Revenue	1,363	3,563	24,573

Operating Expenses

Depletion	778	1,798	27,234
Depreciation	1,470	1,312	6,782
General and administrative (Note 7)	107,922	173,045	2,428,354
Impairment of oil and gas property	4,547	–	4,547
Mineral property costs	–	–	1,693
Oil and gas production costs	2,185	1,979	16,586

Total Operating Expenses	116,902	178,134	2,485,196

Operating Loss	(115,539)	(174,571)	(2,460,623)

Other Income (Expense)

Gain on settlement of account payable	–	–	12,585
Interest expense	(19,619)	(18,554)	(65,952)
Loss on settlement of debt	(5,602,500)	(52,000)	(7,207,870)
Provision for loan receivable	–	–	(75,000)

Total Other Income (Expense)	(5,622,119)	(70,554)	(7,336,237)

Net Loss and Comprehensive Loss	(5,737,658)	(245,125)	(9,796,860)

Net Loss Per Share – Basic and Diluted	(0.15)	(1.74)

Weighted Average Shares Outstanding	38,824,000	141,008

(The accompanying notes are an integral part of these financial statements)

MASS Petroleum Inc.

(An Exploration Stage Company)

Statement of Stockholders’ Equity (Deficit)

For the Period from February 14, 2006 (Date of Inception) to November 30, 2012

(Expressed in US dollars)

								Deficit
								Accumulated
					Additional	Common		During the
	Preferred Stock		Common Stock		Paid-in	Stock	Donated	Exploration
		Amount		Amount	Capital	Subscribed	Capital	Stage	Total
	$	$	$	$	$	$	$	$	$

Balance, February 14, 2006 (Date of Inception)	–	–	–	–	–	–	–	–	–

Common stock issued at $0.0001 per share	–	–	100,000	10	4,990	–	–	–	5,000

Common stock issued at $0.05 per share	–	–	3,100	–	77,500	–	–	–	77,500

Common stock issued at $0.25 per share	–	–	684	–	85,500	–	–	–	85,500

Cancellation of common stock	–	–	(40,000)	(4)	4	–	–	–	–

Stock-based compensation	–	–	–	–	800	–	–	–	800

Common stock issued for consulting services	–	–	12,000	1	224,999	–	–	–	225,000

Common stock to be issued for consulting services rendered	–	–	–	–	–	2,500	–	–	2,500

Donated services and rent	–	–	–	–	–	–	11,250	–	11,250

Net loss for the period	–	–	–	–	–	–	–	(58,427)	(58,427)

Balance, November 30, 2006	–	–	75,784	7	393,793	2,500	11,250	(58,427)	349,123

(The accompanying notes are an integral part of these financial statements)

MASS Petroleum Inc.

(An Exploration Stage Company)

Statement of Stockholders’ Equity (Deficit)

For the Period from February 14, 2006 (Date of Inception) to November 30, 2012

(Expressed in US dollars)

								Deficit
								Accumulated
					Additional	Common		During the
	Preferred Stock		Common Stock		Paid-in	Stock	Donated	Exploration
		Amount		Amount	Capital	Subscribed	Capital	Stage	Total
	$	$	$	$	$	$	$	$	$

Balance, November 30, 2006	–	–	75,784	7	393,793	2,500	11,250	(58,427)	349,123

Common stock issued at $0.125 per share	–	–	80	–	10,000	–	–	–	10,000

Common stock issued for consulting services	–	–	20	–	2,500	(2,500)	–	–	–

Common stock issued at $0.25 per share less share issuance costs	–	–	60	–	15,000	–	–	–	15,000

Common stock issuance costs	–	–	–	–	(1,500)	–	–	–	(1,500)

Common stock issued for advisory services	–	–	20	–	5,000	–	–	–	5,000

Common stock issued at $0.225 per share	–	–	1,124	–	253,000	–	–	–	253,000

Common stock issued for consulting services	–	–	4,000	1	359,999	–	–	–	360,000

Donated services and rent	–	–	–	–	–	–	15,000	–	15,000

Net loss for the year	–	–	–	–	–	–	–	(452,318)	(452,318)

Balance, November 30, 2007	–	–	81,088	8	1,037,792	–	26,250	(510,745)	553,305

Stock-based compensation	–	–	–	–	348,067	–	–	–	348,067

Donated services and rent	–	–	–	–	–	–	7,500	–	7,500

Net loss for the year	–	–	–	–	–	–	–	(960,685)	(960,685)

Balance, November 30, 2008	–	–	81,088	8	1,385,859	–	33,750	(1,471,430)	(51,813)

Stock-based compensation	–	–	–	–	344,226	–	–	–	344,226

Common stock issued to settle debt	–	–	16,660	2	773,018	–	–	–	773,020

Net loss for the year	–	–	–	–	–	–	–	(1,360,017)	(1,360,017)

Balance, November 30, 2009	–	–	97,748	10	2,503,103	–	33,750	(2,831,447)	(294,584)

(The accompanying notes are an integral part of these financial statements)

MASS Petroleum Inc.

(An Exploration Stage Company)

Statement of Stockholders’ Equity (Deficit)

For the Period from February 14, 2006 (Date of Inception) to November 30, 2012

(Expressed in US dollars)

								Deficit
								Accumulated
					Additional	Common		During the
	Preferred Stock		Common Stock		Paid-in	Stock	Donated	Exploration
		Amount		Amount	Capital	Subscribed	Capital	Stage	Total
	$	$	$	$	$	$	$	$	$

Balance, November 30, 2009	–	–	97,748	10	2,503,103	–	33,750	(2,831,447)	(294,584)

Common stock issued to settle debt	–	–	38,000	4	859,996	–	–	–	860,000

Stock-based compensation	–	–	–	–	52,470	–	–	–	52,470

Donated services	–	–	–	–	–	–	20,330	–	20,330

Net loss for the year	–	–	–	–	–	–	–	(982,630)	(982,630)

Balance, November 30, 2010	–	–	135,748	14	3,415,569	–	54,080	(3,814,077)	(344,414)

Common stock issued to settle debt	–	–	20,000	2	53,998	–	–	–	54,000

Preferred stock issued for management services	1,000,000	100	–	–	900	–	–	–	1,000

Net loss for the year	–	–	–	–	–	–	–	(245,125)	(245,125)

Balance, November 30, 2011	1,000,000	100	155,748	16	3,470,467	–	54,080	(4,059,202)	(534,539)

Rounding for reverse stock split	–	–	116	–	–	–	–	–	–

Common stock issued at $0.0001 per share	–	–	30,000,000	3,000	–	–	–	–	3,000

Common stock issued to settle debt	–	–	22,500,000	2,250	5,622,750	–	–	–	5,625,000

Net loss for the year	–	–	–	–	–	–	–	(5,737,658)	(5,737,658)

Balance, November 30, 2012	1,000,000	100	52,655,864	5,266	9,093,217	–	54,080	(9,796,860)	(644,197)

(The accompanying notes are an integral part of these financial statements)

MASS Petroleum Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

	Year Ended November 30, 2012 $	Year Ended November 30, 2011 $	Accumulated from February 14, 2006 (Date of Inception) To November 30, 2012 $

Operating Activities

Net loss	(5,737,658)	(245,125)	(9,796,860)
Adjustments to reconcile net loss to net cash used in operating activities:

Depletion	778	1,798	27,234
Depreciation	1,470	1,312	6,782
Donated services and rent	–	–	54,080
Gain on settlement of account payable	–	–	(12,585)
Impairment of oil and gas properties	4,547	–	4,547
Loss on settlement of debt	5,602,500	52,000	7,207,870
Loss on foreign currency translation	276	–	276
Provision for loan receivable	–	–	75,000
Stock-based compensation	–	1,000	1,339,063

Changes in operating assets and liabilities:
Amounts receivable	(811)	(3,658)	(10,591)
Prepaid expenses	2,520	(261)	(325)
Accounts payable	33,312	3,436	60,869
Accrued liabilities	13,133	22,474	49,120
Due to related parties	(20,720)	(11,968)	(3,412)

Net Cash Used In Operating Activities	(100,653)	(178,992)	(998,932)

Investing Activities

Loan receivable	(75,000)	–	(150,000)
Purchase of property and equipment	(517)	–	(7,845)
Purchase of oil and gas property	–	–	(34,038)

Net Cash Used in Investing Activities	(75,517)	–	(191,883)

Financing Activities

Proceeds from loans payable	181,692	173,324	661,783
Proceeds from related party loans	–	–	95,625
Proceeds from issuance of common stock	3,000	–	449,000
Share issuance costs	–	–	(1,500)

Net Cash Provided by Financing Activities	184,692	173,324	1,204,908

Increase (Decrease) in Cash	8,522	(5,668)	14,093

Cash, Beginning of Period	5,571	11,239	–

Cash, End of Period	14,093	5,571	14,093

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

Non-cash Investing and Financing Activities

Common stock issued to settle debt	5,625,000	54,000	7,312,020

(The accompanying notes are an integral part of these financial statements)

MASS Petroleum Inc.

(An Exploration Stage Company)

Notes to the Financial Statements
November 30, 2012

(Expressed in US dollars)

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has not generated significant revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  As at November 30, 2012, the Company has a working capital deficit of $555,825 and has accumulated losses totaling $9,796,860 since inception.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

(d)

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

(e)

Asset Retirement Obligations

The Company follows the provisions of ASC 410, Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.  As at November 30, 2012 and 2011, the Company did not have any asset retirement obligations.

(f)

Property and Equipment

Property and equipment consists of computer hardware, and is recorded at cost and amortized on a straight-line basis over its estimated life of three years.

MASS Petroleum Inc.

(An Exploration Stage Company)

Notes to the Financial Statements
November 30, 2012

(Expressed in US dollars)

2.

Summary of Significant Accounting Policies (continued)

(g)

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

(h)

Revenue Recognition

The Company recognizes oil and gas revenue when production is sold at a fixed or determinable price, persuasive evidence of an arrangement exists, delivery has occurred and title has transferred, and collectability is reasonably assured.

(i)

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

(j)

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

(k)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at November 30, 2012 and 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(l)

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

(m)

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

MASS Petroleum Inc.

(An Exploration Stage Company)

Notes to the Financial Statements
November 30, 2012

(Expressed in US dollars)

2.

Summary of Significant Accounting Policies (continued)

(m)

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

(n)

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.

Property and Equipment

	Cost $	Accumulated Depreciation $	November 30, 2012 Net Carrying Value $	November 30, 2011 Net Carrying Value $

Computer hardware	4,454	3,391	1,063	2,016

4.

Oil and Gas Property

	November 30, 2012 Net Carrying Value $	November 30, 2011 Net Carrying Value $

Proved Property

Acquisition Costs	34,038	34,038
Depletion	(27,234)	(26,456)
Impairment	(4,547)	–

Net Carrying Value	2,257	7,582

On August 1, 2006, the Company acquired a 2.34% non-operating interest in three oil and gas wells located in Oklahoma for $34,038.

During the year ended November 30, 2012, the Company abandoned one oil and gas well located in Oklahoma and recognized an impairment of $4,547.

5.

Loan Receivable

On June 27, 2012, the Company entered into a bridge loan agreement with D-Helix Inc. (“D-Helix”), whereby the Company agreed to lend $75,000 to D-Helix.  This loan is evidenced by a promissory note pursuant to which the principal amount will be due and payable on the earlier of September 30, 2012 or within ten business days of the closing of a potential share exchange agreement between the Company and D-Helix.  The loan bears interest at the rate of 10% per annum, payable in quarterly installments from September 30, 2012.  As at November 30, 2012, the Company accrued interest receivable of $1,253 and the outstanding amount has not been repaid.

MASS Petroleum Inc.

(An Exploration Stage Company)

Notes to the Financial Statements
November 30, 2012

(Expressed in US dollars)

6.

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

(g)

On October 5, 2009, the Company entered into a loan agreement for $30,000 which is payable on the earlier of October 5, 2012 or within seven days of the Company completing a financing in excess of $800,000.  The amount owing is unsecured and bears interest at 5% per annum.  On March 22, 2012, the Company issued 22,500,000 shares of common stock at a fair value of $5,625,000 to settle $22,500 of the loan, resulting in a loss of $5,602,500 on settlement of debt.

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

(i)

On December 17, 2009, the Company entered into a loan agreement for $10,000 which is payable on the earlier of December 17, 2012 or within seven days of the Company completing a financing in excess of $800,000.  The amount owing is unsecured and bears interest at 5% per annum.  On December 17, 2012, the Company did not repay the note and the note became due on demand.  See Note 12(b).

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

(m)

On January 29, 2010, the Company entered into a loan agreement for $9,057 (Cdn$9,000) which is payable on the earlier of January 29, 2011 or within seven days of the Company completing a financing in excess of $800,000.  The amount owing is unsecured and bears interest at 5% per annum.  On January 29, 2011, the Company extended the maturity date of the loan to June 15, 2011.  On June 15, 2011, the Company did not repay the note and the note became due on demand.

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

(q)

On December 2, 2010, the Company entered into a loan agreement for $10,000 which is payable on the earlier of December 5, 2012 or within seven days of the Company completing a financing in excess of $800,000.  The amount owing is unsecured and bears interest at 5% per annum.  On December 5, 2012, the Company did not repay the note and the note became due on demand.  See Note 12(a).

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
November 30, 2012

(Expressed in US dollars)

6.

Loans Payable (continued)

(u)

On August 31, 2011, the Company entered into a loan agreement for $75,000 which is payable on the earlier of August 31, 2012 or within seven days of the Company completing a financing in excess of $800,000.  The amount owing is unsecured and bears interest at 5% per annum.  On August 31, 2012, the Company did not repay the note and the note became due on demand.

(v)

On October 13, 2011, the Company entered into a loan agreement for $1,510 (Cdn$1,500) which is payable on the earlier of October 13, 2012 or within seven days of the Company completing a financing in excess of $1,000,000.  The amount owing is unsecured and bears interest at 5% per annum.  On October 13, 2012, the Company did not repay the note and the note became due on demand.

(w)

On November 14, 2011, the Company entered into a loan agreement for $12,500 which is payable on the earlier of November 14, 2012 or within seven days of the Company completing a financing in excess of $800,000.  The amount owing is unsecured and bears interest at 5% per annum.  On November 14, 2012, the Company did not repay the note and the note became due on demand.

(x)

On February 29, 2012, the Company entered into a loan agreement for $15,000 which is payable on the earlier of February 29, 2013 or within seven days of the Company completing a financing in excess of $800,000.  The amount owing is unsecured, bearing interest at 5% per annum.

(y)

On June 29, 2012, the Company entered into a loan agreement for proceeds of $75,000.  The amount owing is unsecured, non-interest bearing, and due on demand.

(z)

On August 29, 2012, the Company entered into a loan agreement for $61,500 which is payable on the earlier of August 29, 2014 or within ten days of the Company completing a financing in excess of $2,000,000.  The amount owing is unsecured and bears interest at 5% per annum.

(aa)

On November 2, 2012, the Company entered into a loan agreement for $30,192 (Cdn$30,000) which is payable on the earlier of November 2, 2014 or within ten days of the Company completing a financing in excess of $2,000,000.  The amount owing is unsecured and bears interest at 5% per annum.

7.

Related Party Transactions

(a)

During the year ended November 30, 2012, the Company incurred $12,367 (2012 - $12,952) of management fees to the Chief Financial Officer (“CFO”) of the Company and a company controlled by the CFO of the Company.  As at November 30, 2012, the Company is indebted to the company controlled by the CFO of the Company for $2,254 (Cdn$2,240) (2011 - $nil).

(b)

On October 13, 2011, the Company entered into a loan agreement with the a company controlled by the President of the Company for $1,510 (Cdn$1,500) (2011 - $1,470 (Cdn$1,500)) which is unsecured, bears interest at 5% per annum, and is due on October 13, 2012 or within seven days of the Company completing a financing in excess of $1,000,000.  As at November 30, 2012, the Company has not repaid the loan.

As at November 30, 2012, the Company is also indebted to this company for $1,082 (2011 - $476), which is non-interest bearing, unsecured and due on demand.

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

(d)

As at November 30, 2012, the Company is indebted to the President of the Company for $35,717 (2011 - $59,337), representing accrued interest and expenditures paid on behalf of the Company.  These amounts are unsecured, non-interest bearing and due on demand.

8.

Preferred Stock

(a)

On November 14, 2011, the Company filed a Certificate of Designation to designate 20,000,000 shares of preferred stock as Series A Preferred Stock with a par value of $0.0001 per share.  The Series A Preferred Stock are not entitled to receive dividends of any kind, are non-convertible, and have liquidation rights.

(b)

On November 16, 2011, the Company issued 1,000,000 shares of preferred stock with a fair value of $1,000 for management services provided by the President of the Company.

MASS Petroleum Inc.

(An Exploration Stage Company)

Notes to the Financial Statements
November 30, 2012

(Expressed in US dollars)

9.

Common Stock

(a)

On March 22, 2012, the Company issued 22,500,000 common shares at a fair value of $0.25 per share to settle debt of $22,500.

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

(d)

On August 26, 2011, the Company issued 20,000 common shares to the President and Director of the Company for settlement of debt of $2,000.  The fair value of the common shares issued was $54,000, which resulted in a loss on settlement of debt of $52,000.

10.

Stock Options

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price $	Aggregate Intrinsic Value $

Outstanding and exercisable, November 30, 2010 , 2011 and 2012	500	500	–

As at November 30, 2012, the weighted average remaining contractual life was 0.51 years and there was no unrecognized compensation costs related to non-vested share-based compensation.

11.

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

The Company is subject to United States federal and state income taxes at an approximate rate of 35%.  The reconciliation of the recovery for income taxes at the United States federal statutory rate compared to the Company’s income tax recovery reported is as follows:

	2012 $	2011 $

Net loss before income taxes per financial statements	(5,737,658)	(245,125)

Income tax rate	35%	35%

Income tax recovery	2,008,180	85,794

Permanent differences and other	(1,959,278)	(16,336)

Change in valuation allowance	(48,902)	(69,458)

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at November 30, 2012 and 2011 are as follows:

	2012 $	2011 $

Net operating losses carried forward	573,266	525,036

Oil and gas property	2,784	2,112

Valuation allowance	(576,050)	(527,148)

Net deferred income tax asset	–	–

12.

Subsequent Event

(a)

On December 24, 2012, the Company entered into a loan agreement for $80,000 which is payable on the earlier of December 24, 2014 or within seven days of the Company completing a financing in excess of $2,000,000.  The amount owing is unsecured and bears interest at 5% per annum.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2012 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2012.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting and Management has concluded that the Company’s internal controls over financial reporting are ineffective as of November 30, 2012.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Saturna Group Chartered Accountants LLP, our registered independent public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of November 30, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended November 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control and Financial Reporting

During the quarter ended November 30, 2012 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Officers

Our bylaws allow the number of directors to be fixed by the Board of Directors.  Our Board of Directors has fixed the number of directors at three.

Our current directors and officers are as follows:

Name	Age	Position
Jordan Shapiro	40	Director, President, Chief Executive Officer, Secretary, Treasurer
Vitaly Melnikov	38	Director, Chief Financial Officer

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

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5.  Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file.  Based solely on our review of the copies of such forms received by us and on written representations from certain reporting persons, we believe that all Section 16(a) reports applicable to our officers, directors and ten-percent stockholders with respect to the fiscal year ended November 30, 2012 were filed.

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

Director Nominees

As of November 30, 2012 there have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

Item 11.  Executive Compensation.

The following Summary Compensation Table sets forth the total annual compensation paid or accrued by us to or for the account of the Principal Executive Officer (“PEO”) and our Principal Financial Officer (“PFO”).  None of our other executive officers received compensation in excess of $100,000 during the fiscal year ended November 30, 2012.

Summary Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa tion ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensa tion ($)	Total ($)
Jordan Shapiro, President, CEO, Secretary, Treasurer and Director (1)	2012	0	0	3,000	0	0	0	0	3,000
	2011	0	0	0	0	0	0	0	0
Gary Chayko Former President, CEO, Director (2)	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0
Vitaly Melnikov , CFO, Director (3)	2012	12,367	0	0	0	0	0	0	12,367
	2011	12,952	0	0	0	0	0	0	12,952

(1)

Jordan Shapiro is our President, CEO, Secretary, Treasurer and a director.

(2)

Gary Chayko was a director and our President and Chief Executive Officer from August 10, 2009 to March 16, 2011.

(3)

Vitaly Melnikov has been our Chief Financial Officer since June 9, 2008 and a Director since June 17, 2009.

(4)  Mr. Shapiro and Mr. Melnikov each spend approximately 15% of their time on our business.

We pay compensation of CAD $1,000 per month to Vitaly Melnikov for services as our director.

Except for options granted to Mr. Melnikov as provided below, our executive officers and directors did not receive any other compensation as directors or officers or any benefits.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information concerning unexercised stock options held by the named executive officers as of November 30, 2012.  None of the named executive officers exercised any of their stock options during the period from inception (February 14, 2006) to November 30, 2012.

Name	Number Of Securities Exercisable	Option Exercise Price per Share ($)	Option Expiration Date
Vitaly Melnikov	500,000 (1)	1.50	Two years following vesting date (1)

(1)

On June 9, 2009, we granted to Vitaly Melnikov options to purchase 500,000 shares of our common stock at an exercise price of $1.50 per share.  The stock options will vest at a rate of 125,000 options on December 6, 2009, June 6, 2010, December 6, 2010 and June 6, 2010.  They are exercisable until the earlier of two years following their respective vesting dates or upon termination of the option agreement.  All non-vested stock options will vest immediately, and may be exercised for a period of ninety days after such occurrence, if during the term of the agreement any non-affiliated third party assumes control of us or acquires substantially all of our assets.  On March 24, 2010, we entered into an option amendment agreement to re-price the exercise price of 500,000 stock options from $1.50 per share to $0.50 per share and also extend the term of the 500,000 stock options to June 5, 2013.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the ownership, as of February 27, 2013, of our common stock by each of our directors, and by all executive officers and directors as a group, and by each person known to us who is the beneficial owner of more than 5% of any class of our securities.  As of February 27, 2013, there were 52,655,864 common shares issued and outstanding.  All persons named have sole voting and investment power with respect to the shares, except as otherwise noted.  The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this Annual Report.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (5)
Common	Jordan Shapiro (2) 507-700 West Pender Street, Vancouver, British Columbia, V6C 1G8 Canada	30,056,892 (3)	57.1%
Common	Vitaly Melnikov (3) 1130 – 4825 Hazel Street Burnaby, British Columbia, V5H 4N4 Canada	500,000 (4)	0.9%
	All Executive Officers and Directors as a Group	30,556,892	58.0%

(1)

Jordan Shapiro is our President, Secretary, Treasurer and Director.

(2)

Vitaly Melnikov is our Director and Chief Financial Officer.

(3)

Includes 15,010,300 common shares held by Hudson Capital Inc., a company wholly owned by Jordan Shapiro, 15,046,592 common shares held by Jordan Shapiro.

(4)

Options to purchase common stock at a price of to $0.50 per share until June 5, 2013.

(5)

Calculated based on issued and outstanding shares of 52,655,864 as February 27, 2013, and as if all 500,000 options were exercised by Vitaly Melnikov.

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

Compensation Committee Report

Our Board of Directors as a whole has revised and discussed the compensation discussion and analysis disclosed in this Form 10-K and based on this review and discussion, has determined that the disclosure be included in this annual report.  The directors participating in this deliberation included Vitaly Melnikov and Jordan Shapiro.

Compensation of Directors

We do not pay our directors any fees for attendance at Board meetings or similar remuneration or reimburse them for any out-of-pocket expenses incurred by them in connection with our business.

Change of Control

As of November 30, 2012 we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

During the year ended November 30, 2012, we incurred $12,367 (2012 - $12,952) of management fees to our Chief Financial Officer (“CFO”) and a company controlled by our CFO.  As at November 30, 2012, we are indebted to the company controlled by our CFO for $2,254 (Cdn$2,240) (2011 - $nil).

On October 13, 2011, we entered into a loan agreement with a company controlled by our President for $1,510 (Cdn$1,500) (2011 - $1,470 (Cdn$1,500)) which is unsecured, bears interest at 5% per annum, and is due on October 13, 2012 or within seven days of us completing a financing in excess of $1,000,000.  As at November 30, 2012, we have not repaid the loan.

As at November 30, 2012, we are also indebted to this company for $1,082 (2011 - $476), which is non-interest bearing, unsecured and due on demand.

On December 4, 2009, we entered into a loan agreement with our President for $7,000 which is payable on the earlier of December 4, 2010 or within seven days of us completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum.  On December 4, 2010, we extended the maturity date of the loan to December 4, 2013.  On August 26, 2011, we repaid $2,000 of the loan by issuance of 20,000 common shares at $0.0001 per share resulting in a loss on settlement of $52,000.

As at November 30, 2012, we are indebted to our President for $35,717 (2011 - $59,337), representing accrued interest and expenditures paid on our behalf.  These amounts are unsecured, non-interest bearing and due on demand.

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

Item 14.  Principal Accounting Fees and Services

Audit, Audit-Related and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our current auditors, Saturna Group Chartered Accountants LLP for the audit of our consolidated annual financial statements for the years ended November 30, 2012 and 2011 and any other fees billed for other services rendered during that period.

Description of Service	Year ended November 30, 2012 ($)	Year ended November 30, 2011 ($)
Audit fees	15,000	15,750
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	15,000	15,750

Audit Committee Approval

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually.  The Board, acting as the audit committee, pre-approved all audit related services for the year ended November 30, 2012.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.

Exhibits

Exhibit Number	Exhibit Description
3.1	Certificate of Amendment changing our name from LAUD Resources Inc. to MASS Petroleum Inc. *
10.1	Share Exchange Agreement with Uraltransneft Co. Ltd. dated May 16, 2010 and addendum thereto *
10.2	Consulting Agreement with Vitaly Melnikov for Services as CFO *
10.3	Agreement for Loan to Uraltransneft Co. Ltd. dated July 3, 2010 *
10.4	Agreement for Loan from Hudson Capital Corporation dated July 3, 2010 *
10.5	Agreement for Loan from Mark Levy dated July 3, 2010 *
10.6	Financial Services Letter Agreement with Gryphon Trade and Finance LLC dated August 21, 2010 *
10.7	Option Agreement with Vitaly Melnikov dated October 15, 2010 *
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

* Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

MASS PETROLEUM INC.

Date: February 28, 2013	By:	/s/ Jordan Shapiro
Jordan Shapiro
President, Chief Executive Officer, Secretary, Treasurer and Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jordan Shapiro	President, Chief Executive Officer, Secretary, Treasurer and Director	February 28, 2013
Jordan Shapiro

/s/ Vitaly Melnikov	Chief Financial Officer and Director	February 28, 2013
Vitaly Melnikov