Form 10-Q
period 2013-02-28
MASS Petroleum Inc.
filed 2013-04-15
CIK 1388982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

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

As of April 15, 2013, the registrant’s outstanding common stock consisted of 52,665,864 shares.

2

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited financial statements of MASS Petroleum Inc. (the “Company”, “MASS”, “we”, “our”, “us”) follow.  All currency references in this report are in US dollars unless otherwise noted.

MASS Petroleum Inc.

(An Exploration Stage Company)

February 28, 2013

(Expressed in US dollars)

(unaudited)

Index

Balance Sheets

F-1

Statements of Operations

F-2

Statements of Cash Flows

F-3

Notes to the Financial Statements

F-4

3

MASS Petroleum Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	February 28, 2013 $	November 30, 2012 $
	(unaudited)
ASSETS

Current Assets

Cash	1,086	14,093
Amounts receivable	11,339	9,338
Prepaid expenses	325	325
Loan receivable (Note 5)	78,103	76,253

Total Current Assets	90,853	100,009

Property and equipment (Note 3)	706	1,063
Oil and gas property (Note 4)	2,255	2,257

Total Assets	93,814	103,329

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	51,894	48,285
Accrued liabilities	60,677	48,519
Due to related parties (Note 7)	21,181	45,563
Loans payable (Note 6)	474,800	513,467

Total Current Liabilities	608,552	655,834

Loans payable (Note 6)	170,588	91,692

Total Liabilities	779,140	747,526

Nature of Operations and Continuance of Business (Note 1)

Stockholders’ Deficit

Preferred stock, 20,000,000 shares authorized, $0.0001 par value; 1,000,000 shares issued and outstanding	100	100

Common stock, 1,000,000,000 shares authorized, $0.0001 par value; 52,655,864 shares issued and outstanding	5,266	5,266

Additional paid-in capital	9,147,297	9,147,297

Deficit accumulated during the exploration stage	(9,837,989)	(9,796,860)

Total Stockholders’ Deficit	(685,326)	(644,197)

Total Liabilities and Stockholders’ Deficit	93,814	103,329

(The accompanying notes are an integral part of these financial statements)

MASS Petroleum Inc.

(An Exploration Stage Company)

Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the Three Months Ended	For the Three Months Ended	Accumulated from February 14, 2006 (Date of Inception)
	February 28,	February 29,	to February 28,
	2013	2012	2013
	$	$	$

Revenue	58	445	24,631

Operating Expenses

Depletion	2	233	27,236
Depreciation	357	357	7,139
General and administrative (Note 7)	35,522	31,839	2,465,132
Impairment of oil and gas property	–	–	4,547
Mineral property costs	–	–	1,693
Oil and gas production costs	234	191	16,820

Total Operating Expenses	36,115	32,620	2,522,567

Operating Loss	(36,057)	(32,175)	(2,497,936)

Other Income (Expense)

Gain on settlement of account payable	–	–	12,585
Interest income	1,849	–	3,105
Interest expense	(6,921)	(5,392)	(72,873)
Loss on settlement of debt	–	–	(7,207,870)
Provision for loan receivable	–	–	(75,000)

Total Other Income (Expense)	(5,072)	(5,392)	(7,340,053)

Net Loss and Comprehensive Loss	(41,129)	(37,567)	(9,837,989)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.02)

Weighted Average Shares Outstanding	52,656,000	2,463,000

(The accompanying notes are an integral part of these financial statements)

MASS Petroleum Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in US dollars)
(unaudited)

	For the Three Months Ended February 28, 2013 $	For the Three Months Ended February 29, 2012 $	Accumulated from February 14, 2006 (Date of Inception) To February 28, 2013 $

Operating Activities

Net loss	(41,129)	(37,567)	(9,837,989)
Adjustments to reconcile net loss to net cash used in operating activities:

Depletion	2	233	27,236
Depreciation	357	357	7,139
Donated services and rent	–	–	54,080
Gain on settlement of account payable	–	–	(12,585)
Impairment of oil and gas properties	–	–	4,547
Loss on settlement of debt	–	–	7,207,870
Loss on foreign currency translation	(1,171)	–	(895)
Provision for loan receivable	–	–	75,000
Stock-based compensation	–	–	1,339,063

Changes in operating assets and liabilities:
Amounts receivable	(3,851)	(3,374)	(14,442)
Prepaid expenses	–	1,834	(325)
Accounts payable	3,609	12,898	64,478
Accrued liabilities	12,158	10,905	61,278
Due to related parties	19,454	(1,554)	16,042

Net Cash Used In Operating Activities	(10,571)	(16,268)	(1,009,503)

Investing Activities

Loan receivable	–	–	(150,000)
Purchase of property and equipment	–	(517)	(7,845)
Purchase of oil and gas property	–	–	(34,038)

Net Cash Used in Investing Activities	–	(517)	(191,883)

Financing Activities

Bank indebtedness	–	8,214	–
Proceeds from loans payable	80,000	–	741,783
Repayment of loans payable	(38,600)	–	(38,600)
Proceeds from related party loans	–	–	95,625
Repayment of related party loans	(43,836)	–	(43,836)
Proceeds from issuance of common stock	–	3,000	449,000
Share issuance costs	–	–	(1,500)

Net Cash Provided by (Used in) Financing Activities	(2,436)	11,214	1,202,472

Increase (Decrease) in Cash	(13,007)	(5,571)	1,086

Cash, Beginning of Period	14,093	5,571	–

Cash, End of Period	1,086	–	1,086

Supplemental Disclosures

Interest paid	1,236	–	1,236
Income taxes paid	–	–	–

Non-cash Investing and Financing Activities

Common stock issued to settle debt	–	54,000	7,312,020

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 28, 2013, the Company has a working capital deficit of $517,699 and has accumulated losses totaling $9,837,989 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

2.

Summary of Significant Accounting Policies (continued)

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

f)

Asset Retirement Obligations

The Company follows the provisions of ASC 410, Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.  As at February 28, 2013, the Company did not have any asset retirement obligations.

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

2.

Summary of Significant Accounting Policies (continued)

(k)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2013, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The Company’s financial instruments consist principally of cash, amounts receivable, loan receivable, accounts payable, accrued liabilities, amounts due to related parties, and loans payable. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

3.

Property and Equipment

	Cost $	Accumulated Depreciation $	February 28, 2013 Net Carrying Value $	November 30, 2012 Net Carrying Value $

Computer hardware	4,454	3,748	706	1,063

4.

Oil and Gas Property

	February 28, 2013 Net Carrying Value $	November 30, 2012 Net Carrying Value $

Proved Property

Acquisition Costs	34,038	34,038
Depletion	(27,236)	(27,234)
Impairment	(4,547)	(4,547)

Net Carrying Value	2,255	2,257

On August 1, 2006, the Company acquired a 2.34% non-operating interest in three oil and gas wells located in Oklahoma for $34,038.

During the year ended November 30, 2012, the Company abandoned one oil and gas well located in Oklahoma and recognized an impairment of $4,547.

5.

Loan Receivable

On June 27, 2012, the Company entered into a bridge loan agreement with D-Helix Inc. (“D-Helix”), whereby the Company agreed to lend $75,000 to D-Helix. This loan is evidenced by a promissory note pursuant to which the principal amount will be due and payable on the earlier of September 30, 2012 or within ten business days of the closing of a potential share exchange agreement between the Company and D-Helix. The loan bears interest at the rate of 10% per annum, payable in quarterly installments from September 30, 2012. As at February 28, 2013, the Company accrued interest receivable of $3,103 and the outstanding amount has not been repaid.

6.

Loans Payable

a)

On October 15, 2008, the Company entered into a loan agreement for $30,000 which was payable on October 15, 2009 or when the Company completes a private placement or receives proceeds from other loans.  The amount owing is unsecured and bears interest at 2% per annum, calculated on the basis of 360 day year for actual days elapsed.  If interest is not paid as it becomes due, it will be added to the principal sum and treated as part of the principal sum.  On October 15, 2009, the Company did not repay the loan and accrued interest of $600 was added to the loan.  On November 23, 2009, the Company agreed to settle $10,000 of the loans by issuing of 4,000,000 common shares of the Company.  On October 15, 2010, the loan was extended to June 15, 2011.  On December 31, 2012, the Company repaid the principal amount of $20,600.

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

h)

On December 4, 2009, the Company entered into a loan agreement with a shareholder of the Company for $7,500 which is payable on the earlier of December 4, 2010 or within seven days of the Company completing a financing in excess of $800,000. The amount owing is unsecured and bears interest at 5% per annum. On December 4, 2010, the Company extended the maturity date of the loan to June 15, 2011. On June 15, 2011, the Company did not repay the note and the note became due on demand. On December 31, 2012, the Company repaid principal amount of $7,500.

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

m)

On January 29, 2010, the Company entered into a loan agreement for $8,726 (Cdn$9,000) which is payable on the earlier of January 29, 2011 or within seven days of the Company completing a financing in excess of $800,000. The amount owing is unsecured and bears interest at 5% per annum. On January 29, 2011, the Company extended the maturity date of the loan to June 15, 2011. On June 15, 2011, the Company did not repay the note and the note became due on demand. On December 31, 2012, the Company repaid principal amount of $8,726 (Cdn$9,000).

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

v)

On October 13, 2011, the Company entered into a loan agreement for $1,454 (Cdn$1,500) which is payable on the earlier of October 13, 2012 or within seven days of the Company completing a financing in excess of $1,000,000. The amount owing is unsecured and bears interest at 5% per annum.  On October 13, 2012, the Company did not repay the note and the note became due on demand. On December 31, 2012, the Company repaid principal amount of $1,454 (Cdn$1,500).

w)

On November 14, 2011, the Company entered into a loan agreement for $12,500 which is payable on the earlier of November 14, 2012 or within seven days of the Company completing a financing in excess of $800,000. The amount owing is unsecured and bears interest at 5% per annum. On November 14, 2012, the Company did not repay the note and the note became due on demand.

x)

On February 29, 2012, the Company entered into a loan agreement for $15,000 which is payable on the earlier of February 28, 2013 or within seven days of the Company completing a financing in excess of $800,000. The amount owing is unsecured, bearing interest at 5% per annum.  On February 28, 2013, the Company did not repay the note and the note became due on demand.

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

aa)

On November 2, 2012, the Company entered into a loan agreement for $29,088 (Cdn$30,000) which is payable on the earlier of November 2, 2014 or within ten days of the Company completing a financing in excess of $2,000,000. The amount owing is unsecured and bears interest at 5% per annum.

bb)

On December 24, 2012, the Company entered into a loan agreement for $80,000 which is payable on the earlier of December 24, 2014 or within seven days of the Company completing a financing in excess of $2,000,000.  The amount owing is unsecured and bears interest at 5% per annum.

7.

Related Party Transactions

a)

During the three months ended February 28, 2013, the Company incurred $3,010 (2012 - $2,967) of management fees to the Chief Financial Officer (“CFO”) of the Company and a company controlled by the CFO of the Company. As at February 28, 2013, the Company is indebted to the company controlled by the CFO of the Company for $4,344 (Cdn$4,480) (November 30, 2012 - $2,254 (Cdn$2,240)) and the amounts owing are unsecured, non-interest bearing, and due on demand.

b)

On October 13, 2011, the Company entered into a loan agreement with a company controlled by the President of the Company for $1,454 (Cdn$1,500) (November 30, 2012 - $1,510 (Cdn$1,500)) which is unsecured, bears interest at 5% per annum, and is due on October 13, 2012 or within seven days of the Company completing a financing in excess of $1,000,000. As at February 28, 2013, the Company has not repaid the loan.

As at February 28, 2013, the Company is also indebted to this company for $1,077 (November 30, 2012 - $1,082), which is non-interest bearing, unsecured, and due on demand.

7.

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

b)

As at February 28, 2013, the Company is indebted to the President of the Company for $9,306 (November 30, 2012 - $35,717), representing accrued interest and expenditures paid on behalf of the Company. These amounts are unsecured, non-interest bearing and due on demand.

8.

Stock Options

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price $	Aggregate Intrinsic Value $

Outstanding and exercisable, November 30, 2012 and February 28, 2013	500	500	–

As at February 28, 2013, the weighted average remaining contractual life was 0.27 years and there was no unrecognized compensation costs related to non-vested share-based compensation.

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

We have incurred losses since our inception.  We rely upon the sale of our securities to fund our operations.  We have generated limited revenues of $24,631 from our 2.34% non-operated interest in three operating wells in Kingfisher County, Oklahoma since our inception to February 28, 2013.

We intend to build our business through the acquisition of producing and exploration stage oil and natural gas wells, interests and leases.  Our strategy is to combine the secure and reliable revenue source of operated and non-operated interests from producing oil wells with the higher risk development of oil and gas exploration projects.  For the next 12 months (beginning April 2013), we plan to purchase additional operated and non-operated interests in producing oil and natural gas properties, to acquire additional exploration stage properties and carry out an exploration program on the acquired properties.  We are not involved in any bankruptcy, receivership or similar proceedings.

Liquidity and Capital Resources

As of February 28, 2013, we had cash of $1,086 and a working capital deficit of $517,699.  Our accumulated deficit from inception to February 28, 2013 was $9,837,989.  Our net loss of $41,129 for the three months ended February 28, 2013 was mostly funded by loans and funding from related parties.  For the three months ended February 28, 2013, we used cash of $2,436 for financing activities, compared to raising $11,214 during the same period in 2012.  During the three months ended February 28, 2013 our cash position decreased by $13,007.

We used net cash of $10,571 in operating activities for the three months ended February 28, 2013 compared to net cash of $16,268 used in operating activities for the same period in 2012.  This decrease was due to the fact that we had net proceeds from financing in the prior year compared to a use of cash from financing activities in the current year, which resulted in less available cash for operating activities.

During the three months ended February 28, 2013 our monthly cash requirement was $3,523 compared to $5,423 for the same period in 2012.  At February 28, 2013, we had cash of $1,086, which will cover our costs for less than 1 month according to our current monthly burn rate.

We expect to require approximately $1,000,000 in financing to continue our planned operation and exploration over the next year plus another $1,000,000 to cover our other operational expenses.

Our planned acquisition and exploration expenditures for oil and gas interests and properties over the next twelve months (beginning May 2013) are summarized as follows:

Description	Potential	Estimated
	completion date	Expenses
		($)
Retain a full-time engineer	June 1, 2013	400,000
and a full-time geologist
Conduct preliminary evaluation of	July 1, 2013	600,000
potential exploration stage oil and
gas properties for acquisition

Total		1,000,000

Our other planned operational expenses for the next 12 months (beginning May 2013) are summarized as follows:

Description	Potential	Estimated
	completion date	Expenses
		($)
Select and appoint a new Board	June 1, 2013	10,000
member

Raise additional private or public equity	12 months	150,000
(legal, accounting and marketing fees)

General and administrative	12 months	100,000
expenses

Professional fees (legal,	12 months	250,000
accounting and auditing fees)

Consultant, officer, and employee	12 months	450,000
fees

Marketing expenses	12 months	40,000

Total		1,000,000

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

We have generated $24,631 in revenues from our 2.34% non-operating interest in the Kingfisher property since February 14, 2006 (inception) to February 28, 2013.  We generated revenues of $58 for the three months ended February 28, 2013 compared to $445 for the three months ended February 29, 2012.

Net Loss

We incurred a net loss of $41,129 for the three months ended February 28, 2013 compared to our net loss of $37,567 for the three months ended February 29, 2012.  The reason for the slight increase in net loss was mainly due to an increase in our general and administrative expenses.  Since February 14, 2006 (date of inception) to February 28, 2013, we have incurred a net loss of $9,837,989.

Expenses

Our total expenses for the three months ended February 28, 2013 were $36,115 compared to $32,620, for the same period in 2012.  The increase in our expenses during 2012 was attributable to an increase in our general and administrative expenses.  Our general and administrative expenses increased by $3,683 from $31,839 for the three months ended February 29, 2012 compared to $35,522 for the three months ended February 28, 2013.

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

Off-Balance Sheet Arrangements

As of February 28, 2013, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

N/A

ITEM 4T.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As of February 28, 2013, Jordan Shapiro, our Chief Executive Officer and Vitaly Melnikov, our Chief Financial Officer evaluated our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) a date within 90 days before the filing date of this report and has concluded that as of the evaluation date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

MASS PETROLEUM INC.

Date: April 15, 2013	By: /s/ Jordan Shapiro
Jordan Shapiro
President, Chief Executive
Officer and Director

Date: April 15, 2013	By: /s/ Vitaly Melnikov
Vitaly Melnikov
Chief Financial Officer
and Director

