Form 10-Q
period 2013-05-31
MASS Petroleum Inc.
filed 2013-07-19
CIK 1388982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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

As of July 16, 2013, the registrant’s outstanding common stock consisted of 52,655,864 shares.

2

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited financial statements of MASS Petroleum Inc. (the “Company”, “MASS”, “we”, “our”, “us”) follow.  All currency references in this report are in US dollars unless otherwise noted.

MASS Petroleum Inc.

(An Exploration Stage Company)

May 31, 2013

(Expressed in US dollars)

(unaudited)

Index

Balance Sheets

F-1

Statements of Operations

F-2

Statements of Cash Flows

Notes to the Financial Statements

F-4

3

MASS Petroleum Inc.

(An Exploration Stage Company)

Balance Sheets

(Expressed in US dollars)

	May 31, 2013 $	November 30, 2012 $
	(unaudited)
ASSETS

Current Assets

Cash	997	14,093
Amounts receivable	12,075	9,338
Prepaid expenses	–	325
Loan receivable (Note 5)	79,993	76,253

Total Current Assets	93,065	100,009

Property and equipment (Note 3)	335	1,063
Oil and gas property (Note 4)	2,255	2,257

Total Assets	95,655	103,329

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	66,425	48,285
Accrued liabilities	61,286	48,519
Due to related parties (Note 7)	32,009	45,563
Loans payable (Note 6)	474,800	513,467

Total Current Liabilities	634,520	655,834

Loans payable (Note 6)	170,435	91,692

Total Liabilities	804,955	747,526

Nature of Operations and Continuance of Business (Note 1) Subsequent Event (Note 12)

Stockholders’ Deficit

Preferred stock, 20,000,000 shares authorized, $0.0001 par value; 1,000,000 shares issued and outstanding	100	100

Common stock, 1,000,000,000 shares authorized, $0.0001 par value; 52,655,864 shares issued and outstanding	5,266	5,266

Additional paid-in capital	9,147,297	9,147,297

Deficit accumulated during the exploration stage	(9,861,963)	(9,796,860)

Total Stockholders’ Deficit	(709,300)	(644,197)

Total Liabilities and Stockholders’ Deficit	95,655	103,329

(The accompanying notes are an integral part of these financial statements)

MASS Petroleum Inc.

(An Exploration Stage Company)

Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended	Accumulated from February 14, 2006 (Date of Inception)
	May 31,	May 31,	May 31,	May 31,	to May 31,
	2013	2012	2013	2012	2013
	$	$	$	$	$

Revenue	(2)	572	56	1,017	24,629

Operating Expenses

Depletion	–	371	2	604	27,236
Depreciation	371	371	728	728	7,510
General and administrative (Note 7)	18,231	22,403	53,753	54,242	2,483,363
Impairment of oil and gas property	–	–	–	–	4,547
Mineral property costs	–	–	–	–	1,693
Oil and gas production costs	39	168	273	359	16,859

Total Operating Expenses	18,641	23,313	54,756	55,933	2,541,208

Operating Loss	(18,643)	(22,741)	(54,700)	(54,916)	(2,516,579)

Other Income (Expense)

Gain on settlement of account payable	–	–	–	–	12,585
Interest income	1,891	–	3,740	–	4,996
Interest expense	(7,222)	(2,590)	(14,143)	(7,982)	(80,095)
Loss on settlement of debt	–	(5,602,500)	–	(5,602,500)	(7,207,870)
Provision for loan receivable	–	–	–	–	(75,000)

Total Other Income (Expense)	(5,331)	(5,605,090)	(10,403)	(5,610,482)	(7,345,384)

Net Loss and Comprehensive Loss	(23,974)	(5,627,831)	(65,103)	(5,665,398)	(9,861,963)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.15)	(0.00)	(0.23)

Weighted Average Shares Outstanding	52,656,000	38,762,000	52,656,000	24,992,000

(The accompanying notes are an integral part of these financial statements)

MASS Petroleum Inc.

(An Exploration Stage Company)

Statements of Cash Flow

(Expressed in US dollars)

(unaudited)

	For the Six Months Ended May 31, 2013 $	For the Six Months Ended May 31, 2012 $	Accumulated from February 14, 2006 (Date of Inception) To May 31, 2013 $

Operating Activities

Net loss	(65,103)	(5,665,398)	(9,861,963)

Adjustments to reconcile net loss to net cash used in operating activities:
Depletion	2	604	27,236
Depreciation	728	728	7,510
Donated services and rent	–	–	54,080
Gain on settlement of account payable	–	–	(12,585)
Impairment of oil and gas properties	–	–	4,547
Loss on settlement of debt	–	5,602,500	7,207,870
Loss on foreign currency translation	(1,324)	(125)	(1,048)
Provision for loan receivable	–	–	75,000
Stock-based compensation	–	–	1,339,063

Changes in operating assets and liabilities:
Amounts receivable	(6,477)	4,381	(17,068)
Prepaid expenses	325	877	–
Accounts payable	18,140	36,291	79,009
Accrued liabilities	12,767	1,739	61,887
Due to related parties	30,282	(3,927)	26,870

Net Cash Used In Operating Activities	(10,660)	(22,330)	(1,009,592)

Investing Activities

Loan receivable	–	–	(150,000)
Purchase of property and equipment	–	(517)	(7,845)
Purchase of oil and gas property	–	–	(34,038)

Net Cash Used in Investing Activities	–	(517)	(191,883)

Financing Activities

Proceeds from loans payable	80,000	15,000	741,783
Repayment of loans payable	(38,600)	–	(38,600)
Proceeds from related party loans	–	–	95,625
Repayment of related party loans	(43,836)	–	(43,836)
Proceeds from issuance of common stock	–	3,000	449,000
Share issuance costs	–	–	(1,500)

Net Cash (Used in) Provided by Financing Activities	(2,436)	18,000	1,202,472

(Decrease) Increase in Cash	(13,096)	(4,847)	997

Cash, Beginning of Period	14,093	5,571	–

Cash, End of Period	997	724	997

Supplemental Disclosures

Interest paid	1,236	–	1,236
Income taxes paid	–	–	–

Non-cash Investing and Financing Activities

Common stock issued to settle debt	–	5,625,000	7,312,020

(The accompanying notes are an integral part of these financial statements)

MASS Petroleum Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

May 31, 2013

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at May 31, 2013, the Company has a working capital deficit of $541,455 and has accumulated losses totaling $9,861,963 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

May 31, 2013

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

(f)

Asset Retirement Obligations

The Company follows the provisions of ASC 410, Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.  As at May 31, 2013, the Company did not have any asset retirement obligations.

(g)

Property and Equipment

Property and equipment consists of computer hardware, and is recorded at cost and amortized on a straight-line basis over its estimated life of three years.

MASS Petroleum Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

May 31, 2013

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

May 31, 2013

(Expressed in US dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

(l)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2013, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

May 31, 2013

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

(p)

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.

Property and Equipment

	Cost $	Accumulated Depreciation $	May 31, 2013 Net Carrying Value $	November 30, 2012 Net Carrying Value $

Computer hardware	4,454	4,119	335	1,063

4.

Oil and Gas Property

	May 31, 2013 Net Carrying Value $	November 30, 2012 Net Carrying Value $

Proved Property

Acquisition Costs	34,038	34,038
Depletion	(27,236)	(27,234)
Impairment	(4,547)	(4,547)

Net Carrying Value	2,255	2,257

On August 1, 2006, the Company acquired a 2.34% non-operating interest in three oil and gas wells located in Oklahoma for $34,038.

During the year ended November 30, 2012, the Company abandoned one oil and gas well located in Oklahoma and recognized an impairment of $4,547.

5.

Loan Receivable

On June 27, 2012, the Company entered into a bridge loan agreement with D-Helix Inc. (“D-Helix”), whereby the Company agreed to lend $75,000 to D-Helix. This loan is evidenced by a promissory note pursuant to which the principal amount will be due and payable on the earlier of September 30, 2012 or within ten business days of the closing of a potential share exchange agreement between the Company and D-Helix. The loan bears interest at the rate of 10% per annum, payable in quarterly installments from September 30, 2012. As at May 31, 2013, the Company accrued interest receivable of $4,993 (November 30, 2012 - $1,253) and the outstanding amount has not been repaid.

MASS Petroleum Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

May 31, 2013

(Expressed in US dollars)

(unaudited)

6.

Loans Payable

(a)

On October 15, 2008, the Company entered into a loan agreement for $30,000 which was payable on October 15, 2009 or when the Company completes a private placement or receives proceeds from other loans.  The amount owing is unsecured and bears interest at 2% per annum, calculated on the basis of 360 day year for actual days elapsed.  If interest is not paid as it becomes due, it will be added to the principal sum and treated as part of the principal sum.  On October 15, 2009, the Company did not repay the loan and accrued interest of $600 was added to the loan.  On November 23, 2009, the Company agreed to settle $10,000 of the loans by issuing of 4,000,000 common shares of the Company.  On October 15, 2010, the loan was extended to June 15, 2011.  On December 31, 2012, the Company repaid principal amount of $20,600.

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

May 31, 2013

(Expressed in US dollars)

(unaudited)

6.

Loans Payable (continued)

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

May 31, 2013

(Expressed in US dollars)

(unaudited)

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

(aa)

On November 2, 2012, the Company entered into a loan agreement for $28,935 (Cdn$30,000) which is payable on the earlier of November 2, 2014 or within ten days of the Company completing a financing in excess of $2,000,000. The amount owing is unsecured and bears interest at 5% per annum.

(bb)

On December 24, 2012, the Company entered into a loan agreement for $80,000 which is payable on the earlier of December 24, 2014 or within seven days of the Company completing a financing in excess of $2,000,000.  The amount owing is unsecured and bears interest at 5% per annum.

7.

Related Party Transactions

(a)

During the six months ended May 31, 2013, the Company incurred $5,948 (2012 - $5,971) of management fees to the Chief Financial Officer (“CFO”) of the Company and a company controlled by the CFO of the Company. As at May 31, 2013, the Company is indebted to the company controlled by the CFO of the Company for $7,426 (Cdn$7,770) (November 30, 2012 - $2,254 (Cdn$2,240)).

(b)

On October 13, 2011, the Company entered into a loan agreement with the a company controlled by the President of the Company for $1,447 (Cdn$1,500) (November 30, 2012 - $1,510 (Cdn$1,500)) which is unsecured, bears interest at 5% per annum, and is due on October 13, 2012 or within seven days of the Company completing a financing in excess of $1,000,000. As at May 31, 2013, the Company has not repaid the loan.

As at May 31, 2013, the Company is also indebted to this company for $1,092 (November 30, 2012 - $1,082), which is non-interest bearing, unsecured and due on demand.

MASS Petroleum Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

May 31, 2013

(Expressed in US dollars)

(unaudited)

7.

Related Party Transactions (continued)

(a)

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

(b)

As at May 31, 2013, the Company is indebted to the President of the Company for $17,044 (November 30, 2012 - $35,717), representing accrued interest and expenditures paid on behalf of the Company. These amounts are unsecured, non-interest bearing and due on demand.

8.

Stock Options

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price $	Aggregate Intrinsic Value $

Outstanding and exercisable, November 30, 2012 and May 31, 2013	500	500	–

As at May 31, 2013, the weighted average remaining contractual life was 0.01 years and there was no unrecognized compensation costs related to non-vested share-based compensation.

9.

Subsequent Event

(a)

On June 5, 2013, 500 stock options expired unexercised.

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

We have incurred losses since our inception.  We rely upon the sale of our securities to fund our operations.  We have generated limited revenues of $24,629 from our 2.34% non-operated interest in three operating wells in Kingfisher County, Oklahoma since our inception to May 31, 2013.

We intend to build our business through the acquisition of producing and exploration stage oil and natural gas wells, interests and leases.  Our strategy is to combine the secure and reliable revenue source of operated and non-operated interests from producing oil wells with the higher risk development of oil and gas exploration projects.  For the next 12 months (beginning August 2013), we plan to purchase additional operated and non-operated interests in producing oil and natural gas properties, to acquire additional exploration stage properties and carry out an exploration program on the acquired properties.  We are not involved in any bankruptcy, receivership or similar proceedings.

Liquidity and Capital Resources

As of May 31, 2013, we had cash of $997 and a working capital deficit of $541,455.  Our accumulated deficit from inception to May 31, 2013 was $9,861,963.  Our net loss of $65,103 for the six months ended May 31, 2013 was mostly funded by funds raised from debt and equity financing since inception.  For the six months ended May 31, 2013, we used $2,436 in financing activities, compared to $18,000 raised through equity financing during the same period in 2012.  During the six months ended May 31, 2013 our cash position decreased by $13,096.

We used net cash of $10,660 in operating activities for the six months ended May 31, 2013 compared to net cash of $22,330 used in operating activities for the same period in 2012.  This decrease in cash used in operating activities was mainly due to a decrease in the net amount of cash received from financing activities.

During the six months ended May 31, 2013 our monthly cash requirement was approximately $1,776 compared to $3,722 for the same period in 2012.  At May 31, 2013, we had cash of $997, which will cover our costs for less than 1 month according to our current monthly burn rate.

We expect to require approximately $1,000,000 in financing to continue our planned operation and exploration over the next year plus another $1,000,000 to cover our other operational expenses.

Our planned acquisition and exploration expenditures for oil and gas interests and properties over the next twelve months (beginning August 2013) are summarized as follows:

Description	Potential	Estimated
	completion date	Expenses
		($)
Retain a full-time engineer	September 1, 2013	400,000
and a full-time
geologist
Conduct preliminary evaluation of	September 1, 2013	600,000
potential exploration stage oil and
gas properties for acquisition

Total		1,000,000

Our other planned operational expenses for the next 12 months (beginning August 2013) are summarized as follows:

Description	Potential	Estimated
	completion date	Expenses
		($)
Select and appoint a new Board	August 1, 2013	10,000
member

Raise additional private or public	12 months	150,000
equity (legal, accounting and
marketing fees)

General and administrative	12 months	100,000
expenses

Professional fees (legal,	12 months	250,000
accounting and auditing fees)

Consultant, officer, and employee	12 months	450,000
fees

Marketing expenses	12 months	40,000

Total		1,000,000

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

Results of Operations for the Six Months Ended May 31, 2013 Compared to the Same Period in 2012, and From Inception to May 31, 2013

We began to earn nominal revenues in February 2007 from our non-operated working interests in three producing wells.  We plan to purchase additional non-operated and operated working interests in existing oil and gas leases.

Revenues

We have generated $24,629 in revenues from our 2.34% non-operating interest in the Kingfisher property since February 14, 2006 (inception) to May 31, 2013.  We generated revenues of $56 for the six months ended May 31, 2013 compared to $1,017 for the six months ended May 31, 2012.  The decrease is due to the fact that the property has had limited amounts of operations and yielded only nominal amounts of revenue during the current fiscal period.

Net Loss

We incurred a net loss of $65,103 for the six months ended May 31, 2013 compared to our net loss of $5,665,398 for the six months ended May 31, 2012.  The decrease in net loss was mainly due to decrease in loss on settlement of debt of $5,602,500 in the prior year for settlement of loans payable through the issuance of common shares.  Since February 14, 2006 (date of inception) to May 31, 2013, we have incurred a net loss of $9,861,963.

Expenses

Our total operating expenses for the six months ended May 31, 2013 were $54,756 compared to $55,933, for the same period in 2012.  The decrease in our expenses during 2013 was attributable to a decrease in our general and administrative expenses.  Our general and administrative expenses decreased by $489 from $54,242 for the six months ended May 31, 2012 compared to $53,753 for the six months ended May 31, 2013.  Our general and administrative expenses consist of professional fees, management and consulting fees, stock based compensation, bank charges, travel, meals and entertainment, rent, office maintenance, communications (cellular, internet, fax and telephone), courier, postage costs and office supplies.

Results of Operations for the Three Months Ended May 31, 2013 Compared to the Same Period in 2012

Revenues

We generated a loss of $2 for the three months ended May 31, 2013 compared to net revenues $572 for the three months ended May 31, 2012. The decrease was due to no operations in the property during the current period (with minor expenditures incurred) compared with operating activity in the property in the same comparative period.

Net Loss

We incurred a net loss of $23,974 for the three months ended May 31, 2013 compared to our net loss of $5,627,831 for the three months ended May 31, 2012.  The decrease was mainly due to decrease in loss on settlement of debt of $5,602,500 in the prior year for settlement of loans payable through the issuance of common shares.

Expenses

Our total operating expenses for the three months ended May 31, 2013 were $18,641 compared to $23,313 for the same period in 2012.  The decrease in our expenses during 2013 was attributable to a decrease in our general and administrative expenses.  Our general and administrative expenses decreased by $4,172 from $22,403 for the three months ended May 31, 2012 compared to $18,231 for the three months ended May 31, 2013.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of May 31, 2013, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

MASS PETROLEUM INC.

Date: July 19, 2013	By:	/s/ Jordan Shapiro
Jordan Shapiro
Chief Executive Officer, President, Secretary, Treasurer and Director

Date: July 19, 2013	By:	/s/ Vitaly Melnikov
Vitaly Melnikov
Chief Financial Officer
and Director

