Form 10-Q
period 2013-08-31
MASS Petroleum Inc.
filed 2013-10-21
CIK 1388982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

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

As of October 18, 2013, the registrant’s outstanding common stock consisted of 52,655,864 shares.

2

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited financial statements of MASS Petroleum Inc. (the “Company”, “MASS”, “we”, “our”, “us”) follow.  All currency references in this report are in US dollars unless otherwise noted.

MASS Petroleum Inc.

(An Exploration Stage Company)

August 31, 2013

(Expressed in US dollars)

(unaudited)

Index

Balance Sheets

F-1

Statements of Operations

F-2

Statements of Cash Flows

F-3

Notes to the Financial Statements

F-4

3

MASS Petroleum Inc.

(An Exploration Stage Company)

Balance Sheets

(Expressed in US dollars)

	August 31, 2013 $	November 30, 2012 $
	(unaudited)
ASSETS

Current Assets

Cash	10,125	14,093
Amounts receivable	3,401	9,338
Prepaid expenses	–	325
Loan receivable (Note 5)	81,884	76,253

Total Current Assets	95,410	100,009

Property and equipment (Note 3)	244	1,063
Oil and gas property (Note 4)	2,255	2,257

Total Assets	97,909	103,329

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	36,288	48,285
Accrued liabilities	68,277	48,519
Due to related parties (Note 7)	22,818	45,563
Loans payable (Note 6)	591,235	513,467

Total Current Liabilities	718,618	655,834

Loans payable (Note 6)	108,935	91,692

Total Liabilities	827,553	747,526

Nature of Operations and Continuance of Business (Note 1)

Stockholders’ Deficit

Preferred stock, 20,000,000 shares authorized, $0.0001 par value; 1,000,000 shares issued and outstanding	100	100

Common stock, 1,000,000,000 shares authorized, $0.0001 par value; 52,655,864 shares issued and outstanding	5,266	5,266

Additional paid-in capital	9,147,297	9,147,297

Deficit accumulated during the exploration stage	(9,882,307)	(9,796,860)

Total Stockholders’ Deficit	(729,644)	(644,197)

Total Liabilities and Stockholders’ Deficit	97,909	103,329

(The accompanying notes are an integral part of these financial statements)

MASS Petroleum Inc.

(An Exploration Stage Company)

Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended	Accumulated from February 14, 2006 (Date of Inception)
	August 31,	August 31,	August 31,	August 31,	to August 31,
	2013	2012	2013	2012	2013
	$	$	$	$	$

Revenue	–	65	56	1,082	24,629

Operating Expenses

Depletion	–	33	2	637	27,236
Depreciation	90	371	818	1,099	7,600
General and administrative (Note 7)	14,997	33,776	68,750	96,000	2,498,360
Impairment of oil and gas property	–	–	–	–	4,547
Mineral property costs	–	–	–	–	1,693
Oil and gas production costs	17	198	290	557	16,876

Total Operating Expenses	15,104	34,378	69,860	98,293	2,556,312

Operating Loss	(15,104)	(34,313)	(69,804)	(97,211)	(2,531,683)

Other Income (Expense)

Gain on settlement of account payable	–	–	–	–	12,585
Interest income	1,908	–	5,648	–	6,904
Interest expense	(7,148)	–	(21,291)	–	(87,243)
Loss on settlement of debt	–	–	–	(5,602,500)	(7,207,870)
Provision for loan receivable	–	–	–	–	(75,000)

Total Other Income (Expense)	(5,240)	–	(15,643)	(5,602,500)	(7,350,624)

Net Loss and Comprehensive Loss	(20,344)	(34,313)	(85,447)	(5,699,711)	(9,882,307)

Net Loss Per Share – Basic and Diluted	–	–	–	(0.17)

Weighted Average Shares Outstanding	52,656,000	52,656,000	52,656,000	34,247,000

(The accompanying notes are an integral part of these financial statements)

MASS Petroleum Inc.

(An Exploration Stage Company)

Statements of Cash Flow

(Expressed in US dollars)

(unaudited)

	For the Nine Months Ended August 31, 2013 $	For the Nine Months Ended August 31, 2012 $	Accumulated from February 14, 2006 (Date of Inception) To August 31, 2013 $

Operating Activities

Net loss	(85,447)	(5,699,711)	(9,882,307)

Adjustments to reconcile net loss to net cash used in operating activities:
Depletion	2	637	27,236
Depreciation	818	1,099	7,600
Donated services and rent	–	–	54,080
Gain on settlement of account payable	–	–	(12,585)
Impairment of oil and gas properties	–	–	4,547
Loss on settlement of debt	–	5,602,500	7,207,870
Loss on foreign currency translation	(1,324)	361	(1,048)
Provision for loan receivable	–	–	75,000
Stock-based compensation	–	–	1,339,063

Changes in operating assets and liabilities:
Amounts receivable	307	2,473	(10,284)
Prepaid expenses	325	831	–
Accounts payable	(11,997)	25,790	48,872
Accrued liabilities	19,758	7,000	68,878
Due to related parties	22,116	560	18,704

Net Cash Used In Operating Activities	(55,442)	(58,460)	(1,054,374)

Investing Activities

Loan receivable	–	(75,000)	(150,000)
Purchase of property and equipment	–	(517)	(7,845)
Purchase of oil and gas property	–	–	(34,038)

Net Cash Used in Investing Activities	–	(75,517)	(191,883)

Financing Activities

Proceeds from loans payable	134,935	–	796,718
Repayment of loans payable	(38,600)	151,500	(38,600)
Proceeds from related party loans	–	–	95,625
Repayment of related party loans	(44,861)	–	(44,861)
Proceeds from issuance of common stock	–	3,000	449,000
Share issuance costs	–	–	(1,500)

Net Cash Provided by Financing Activities	51,474	154,500	1,256,382

(Decrease) Increase in Cash	(3,968)	20,523	10,125

Cash, Beginning of Period	14,093	5,571	–

Cash, End of Period	10,125	26,094	10,125

Supplemental Disclosures

Interest paid	1,236	–	1,236
Income taxes paid	–	–	–

Non-cash Investing and Financing Activities

Common stock issued to settle debt	–	5,625,000	7,312,020

(The accompanying notes are an integral part of these financial statements)

MASS Petroleum Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

August 31, 2013

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has not generated significant revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  As at August 31, 2013, the Company has a working capital deficit of $623,208 and has accumulated losses totaling $9,882,307 since inception.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

F-4

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

(f)

Asset Retirement Obligations

The Company follows the provisions of ASC 410, Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.  As at August 31, 2013, the Company did not have any asset retirement obligations.

(g)

Property and Equipment

Property and equipment consists of computer hardware, and is recorded at cost and amortized on a straight-line basis over its estimated life of three years.

F-5

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

F-6

2.

Summary of Significant Accounting Policies (continued)

(l)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at August 31, 2013, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

·

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

·

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

·

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

F-7

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

3.

Property and Equipment

	Cost $	Accumulated Depreciation $	August 31, 2013 Net Carrying Value $	November 30, 2012 Net Carrying Value $

Computer hardware	4,454	4,210	244	1,063

4.

Oil and Gas Property

	August 31, 2013 Net Carrying Value $	November 30, 2012 Net Carrying Value $

Proved Property

Acquisition Costs	34,038	34,038
Depletion	(27,236)	(27,234)
Impairment	(4,547)	(4,547)

Net Carrying Value	2,255	2,257

On August 1, 2006, the Company acquired a 2.34% non-operating interest in three oil and gas wells located in Oklahoma for $34,038.

During the year ended November 30, 2012, the Company abandoned one oil and gas well located in Oklahoma and recognized an impairment of $4,547.

F-8

5.

Loan Receivable
On June 27, 2012, the Company entered into a bridge loan agreement with D-Helix Inc. (“D-Helix”), whereby the Company agreed to lend $75,000 to D-Helix.  This loan is evidenced by a promissory note pursuant to which the principal amount will be due and payable on the earlier of September 30, 2012 or within ten business days of the closing of a potential share exchange agreement between the Company and D-Helix.  The loan bears interest at the rate of 10% per annum, payable in quarterly installments from September 30, 2012.  As at August 31, 2013, the Company accrued interest receivable of $6,884 (November 30, 2012 - $1,253) and the outstanding amount has not been repaid.

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

F-9

6.

Loans Payable (continued)

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

F-10

6.

Loans Payable (continued)

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

(cc)

On July 30, 2013, the Company entered into a loan agreement for proceeds of $54,935.  The amount owing is unsecured, non-interest bearing, and due on demand.

F-11

7.

Related Party Transactions

(a)

During the nine months ended August 31, 2013, the Company incurred $8,840 (2012 - $9,330) of management fees to the Chief Financial Officer (“CFO”) of the Company and a company controlled by the CFO of the Company.  As at August 31, 2013, the Company is indebted to the company controlled by the CFO of the Company for $3,251 (Cdn$3,423) (November 30, 2012 - $2,254 (Cdn$2,240)).

(b)

On October 13, 2011, the Company entered into a loan agreement with the a company controlled by the President of the Company for $1,447 (Cdn$1,500) (November 30, 2012 - $1,510 (Cdn$1,500)) which is unsecured, bears interest at 5% per annum, and is due on October 13, 2012 or within seven days of the Company completing a financing in excess of $1,000,000.  As at August 31, 2013, the Company repaid the loan with accrued interest.

As at August 31, 2013, the Company is indebted to this company for $nil (November 30, 2012 - $1,082).

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

(d)

As at August 31, 2013, the Company is indebted to the President of the Company for $14,567 (November 30, 2012 - $35,717), representing accrued interest and expenditures paid on behalf of the Company.  These amounts are unsecured, non-interest bearing and due on demand.

8.

Stock Options

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price $	Aggregate Intrinsic Value $

Outstanding and exercisable on November 30, 2012	500	500	–
Expired	(500)	500	–
Outstanding and exercisable on August 31, 2013	–	–	–

During the nine months ended August 31, 2013, 500 stock options expired unexercised.

F-12

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

We have incurred losses since our inception.  We rely upon the sale of our securities to fund our operations.  We have generated limited revenues of $24,629 from our 2.34% non-operated interest in three operating wells in Kingfisher County, Oklahoma since our inception to August 31, 2013.

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

Liquidity and Capital Resources

As of August 31, 2013, we had cash of $10,125 and a working capital deficit of $623,208.  Our accumulated deficit for August 31, 2013 was $9,882,307.  Our net loss of $85,447 for the nine months ended August 31, 2013 was mostly funded by shareholder loans.  For the nine months ended August 31, 2013, we received $51,474 in financing activities, compared to $154,500 during the same period in 2012.  During the nine months ended August 31, 2013 our cash position decreased by $3,968.

We used net cash of $55,442 in operating activities for the nine months ended August 31, 2013 compared to net cash of $58,460 used in operating activities for the same period in 2012.  This decrease in cash used in operating activities was mainly due to slightly decreased activities.

During the nine months ended August 31, 2013 our monthly cash requirement was approximately $6,160 compared to $6,496 for the same period in 2012.  At August 31, 2013, we had cash of $10,125, which will cover our costs for less than 2 month according to our current monthly burn rate.

We expect to require approximately $1,000,000 in financing to continue our planned operation and exploration over the next year plus another $1,000,000 to cover our other operational expenses.

Our planned acquisition and exploration expenditures for oil and gas interests and properties over the next twelve months (beginning November 2013) are summarized as follows:

Description	Potential	Estimated
	completion date	Expenses
		($)
Retain a full-time engineer	December 1, 2013	400,000
and a full-time
geologist
Conduct preliminary evaluation of	December 1, 2013	600,000
potential exploration stage oil and
gas properties for acquisition

Total		1,000,000

Our other planned operational expenses for the next 12 months (beginning November 2013) are summarized as follows:

Description	Potential	Estimated
	completion date	Expenses
		($)
Select and appoint a new Board	December 1, 2013	10,000
member

Raise additional private or public	12 months	150,000
equity (legal, accounting and
marketing fees)

General and administrative	12 months	100,000
expenses

Professional fees (legal,	12 months	250,000
accounting and auditing fees)

Consultant, officer, and employee	12 months	450,000
fees

Marketing expenses	12 months	40,000

Total		1,000,000

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

Results of Operations for the Nine Months Ended August 31, 2013 Compared to the Same Period in 2012, and From Inception to August 31, 2013

We began to earn nominal revenues in February 2007 from our non-operated working interests in three producing wells.  We plan to purchase additional non-operated and operated working interests in existing oil and gas leases.

Revenues

We have generated $24,629 in revenues from our 2.34% non-operating interest in the Kingfisher property since February 14, 2006 (inception) to August 31, 2013.  We generated revenues of $56 for the nine months ended August 31, 2013 compared to $1,082 for the nine months ended August 31, 2012.  The decrease is due to the fact that the property has had limited amounts of operations and yielded only nominal amounts of revenue during the current fiscal period.

Net Loss

We incurred a net loss of $85,447 for the nine months ended August 31, 2013 compared to our net loss of $5,699,711 for the nine months ended August 31, 2012.  The decrease in net loss was mainly due to decrease in loss on settlement of debt of $5,602,500 in the prior year for settlement of loans payable through the issuance of common shares.  Since February 14, 2006 (date of inception) to August 31, 2013, we have incurred a net loss of $9,882,307.

Expenses

Our total operating expenses for the nine months ended August 31, 2013 were $69,860 compared to $98,293, for the same period in 2012.  The decrease in our expenses during 2013 was attributable to a decrease in our general and administrative expenses.  Our general and administrative expenses decreased by $27,250 from $96,000 for the nine months ended August 31, 2012 compared to $68,750 for the nine months ended August 31, 2013.  Our general and administrative expenses consist of professional fees, management and consulting fees, stock based compensation, bank charges, travel, meals and entertainment, rent, office maintenance, communications (cellular, internet, fax and telephone), courier, postage costs and office supplies.

Results of Operations for the Three Months Ended August 31, 2013 Compared to the Same Period in 2012

Revenues

We generated $0 in revenue for the three months ended August 31, 2013 compared to $65 for the three months ended August 31, 2012.  The decrease was due to no operations in the property during the current period (with minor expenditures incurred) compared with operating activity in the property in the same comparative period.

Net Loss

We incurred a net loss of $20,344 for the three months ended August 31, 2013 compared to our net loss of $34,313 for the three months ended August 31, 2012.

Expenses

Our total operating expenses for the three months ended August 31, 2013 were $15,104 compared to $34,378 for the same period in 2012.  The decrease in our expenses during 2013 was attributable to a decrease in our general and administrative expenses.  Our general and administrative expenses decreased by $18,779 from $33,776 for the three months ended August 31, 2012 compared to $14,997 for the three months ended August 31, 2013.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of August 31, 2013, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

We believe the following are either (i) critical accounting policies that require us to make significant estimates or assumptions in the preparation of our financial statements or (ii) other key accounting policies that generally do not require us to make estimates or assumptions but may require us to make difficult or subjective judgments.

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

MASS PETROLEUM INC.

Date: October 21, 2013	By:	/s/ Jordan Shapiro
Jordan Shapiro
Chief Executive Officer, President, Secretary, Treasurer and Director

Date: October 21, 2013	By:	/s/ Vitaly Melnikov
Vitaly Melnikov
Chief Financial Officer
and Director

