Form 10-K/A
period 2012-11-30
MASS Petroleum Inc.
filed 2013-10-30
CIK 1388982

10-K/A 1 form10ka.htm FORM 10-K/A

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

 EXPLANATORY NOTE

This Amendment No.  2 on Form 10-K/A (this “Amendment”) amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 2012, which the Registrant previously filed with the Securities and Exchange Commission on February 28, 2013(the “Original Filing”). The Registrant is filing this Amendment in response to a comment letter received from the Commission. The Registrant amended the Original filing to provide revised financial statements which show the accumulated column for the statement of operations and cash flows as being “unaudited”, and removed all references to the accumulated results and the prior year audit results from the auditors’ report.

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

F-1

Report of Former Independent Registered Public Accounting Firm

F-2

Balance Sheets

F-3

Statements of Operations

F-4

Statement of Stockholders’ Equity (Deficit)

F-5

Statements of Cash Flows

F-8

Notes to the Financial Statements

F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MASS Petroleum Inc.

(An Exploration Stage Company)

We have audited the accompanying balance sheets of MASS Petroleum Inc. (An Exploration Stage Company) as of November 30, 2012 and 2011, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and accumulated from December 1, 2009 to November 30, 2012.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements of MASS Petroleum Inc. accumulated from February 12, 2006 (date of inception) to November 30, 2009 were audited by other auditors whose report dated March 4, 2010 included an explanatory paragraph regarding the Company’s ability to continue as a going concern.

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

Saturna Group Chartered Accountants LLP

Vancouver, Canada

February 27, 2013

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders

MASS Petroleum Inc.

(An Exploration Stage Company)

We have audited the cumulative statements of operations, cash flows and stockholders' deficit of MASS Petroleum Inc. (An Exploration Stage Company) for the period February 14, 2006 (Date of Inception) to November 30, 2009.  These cumulative financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the cumulative financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of MASS Petroleum Inc.’s (An Exploration Stage Company)  accumulated from February 14, 2006 (Date of Inception) to November 30, 2009, in conformity with accounting principles generally accepted in the United States.

/s/ “Manning Elliott LLP”

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

(The accompanying notes are an integral part of these financial statements)

MASS Petroleum Inc.

(An Exploration Stage Company)

Statements of Operations

(Expressed in US dollars)

	Year Ended	Year Ended	Accumulated from February 14, 2006 (Date of Inception)
	November 30,	November 30,	to November 30,
	2012	2011	2012 (Audited)
	$	$	$

Revenue	1,363	3,563	24,573

Operating Expenses

Depletion	778	1,798	27,234
Depreciation	1,470	1,312	6,782
General and administrative (Note 7)	107,922	173,045	2,428,354
Impairment of oil and gas property	4,547	–	4,547
Mineral property costs	–	–	1,693
Oil and gas production costs	2,185	1,979	16,586

Total Operating Expenses	116,902	178,134	2,485,196

Operating Loss	(115,539)	(174,571)	(2,460,623)

Other Income (Expense)

Gain on settlement of account payable	–	–	12,585
Interest expense	(19,619)	(18,554)	(65,952)
Loss on settlement of debt	(5,602,500)	(52,000)	(7,207,870)
Provision for loan receivable	–	–	(75,000)

Total Other Income (Expense)	(5,622,119)	(70,554)	(7,336,237)

Net Loss and Comprehensive Loss	(5,737,658)	(245,125)	(9,796,860)

Net Loss Per Share – Basic and Diluted	(0.15)	(1.74)

Weighted Average Shares Outstanding	38,824,000	141,008

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

(The accompanying notes are an integral part of these financial statements)

MASS Petroleum Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

	Year Ended November 30, 2012 $	Year Ended November 30, 2011 $	Accumulated from February 14, 2006 (Date of Inception) To November 30, 2012 (Audited) $

Operating Activities

Net loss	(5,737,658)	(245,125)	(9,796,860)
Adjustments to reconcile net loss to net cash used in operating activities:

Depletion	778	1,798	27,234
Depreciation	1,470	1,312	6,782
Donated services and rent	–	–	54,080
Gain on settlement of account payable	–	–	(12,585)
Impairment of oil and gas properties	4,547	–	4,547
Loss on settlement of debt	5,602,500	52,000	7,207,870
Loss on foreign currency translation	276	–	276
Provision for loan receivable	–	–	75,000
Stock-based compensation	–	1,000	1,339,063

Changes in operating assets and liabilities:
Amounts receivable	(811)	(3,658)	(10,591)
Prepaid expenses	2,520	(261)	(325)
Accounts payable	33,312	3,436	60,869
Accrued liabilities	13,133	22,474	49,120
Due to related parties	(20,720)	(11,968)	(3,412)

Net Cash Used In Operating Activities	(100,653)	(178,992)	(998,932)

Investing Activities

Loan receivable	(75,000)	–	(150,000)
Purchase of property and equipment	(517)	–	(7,845)
Purchase of oil and gas property	–	–	(34,038)

Net Cash Used in Investing Activities	(75,517)	–	(191,883)

Financing Activities

Proceeds from loans payable	181,692	173,324	661,783
Proceeds from related party loans	–	–	95,625
Proceeds from issuance of common stock	3,000	–	449,000
Share issuance costs	–	–	(1,500)

Net Cash Provided by Financing Activities	184,692	173,324	1,204,908

Increase (Decrease) in Cash	8,522	(5,668)	14,093

Cash, Beginning of Period	5,571	11,239	–

Cash, End of Period	14,093	5,571	14,093

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

Non-cash Investing and Financing Activities

Common stock issued to settle debt	5,625,000	54,000	7,312,020

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

Summary Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa tion ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensa tion ($)	Total ($)
Jordan Shapiro, President, CEO, Secretary, Treasurer and Director (1)	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0
Gary Chayko Former President, CEO, Director (2)	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0
Vitaly Melnikov , CFO, Director (3)	2012	0	0	0	0	0	0	0	0
	2011	12,952	0	0	0	0	0	0	12,952

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

Exhibits

Exhibit Number	Exhibit Description
3.1	Certificate of Amendment changing our name from LAUD Resources Inc. to MASS Petroleum Inc. (3)
10.1	Share Exchange Agreement with Uraltransneft Co. Ltd. dated May 16, 2010 and addendum thereto (1)
10.2	Consulting Agreement with Vitaly Melnikov for Services as CFO (2)
10.3	Agreement for Loan to Uraltransneft Co. Ltd. dated July 3, 2010 (2)
10.4	Agreement for Loan from Hudson Capital Corporation dated July 3, 2010 (3)
10.5	Agreement for Loan from Mark Levy dated July 3, 2010 (3)
10.6	Financial Services Letter Agreement with Gryphon Trade and Finance LLC dated August 21, 2010
10.7	Option Agreement with Vitaly Melnikov dated October 15, 2010 *
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

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

MASS PETROLEUM INC.

Date: October 30, 2013	By:	/s/ Jordan Shapiro
Jordan Shapiro
President, Chief Executive Officer, Secretary, Treasurer and Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jordan Shapiro	President, Chief Executive Officer, Secretary, Treasurer and Director	October 30, 2013
Jordan Shapiro

/s/ Vitaly Melnikov	Chief Financial Officer and Director	October 30, 2013
Vitaly Melnikov