Form 10-K
period 2013-11-30
MASS Petroleum Inc.
filed 2014-03-17
CIK 1388982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2013

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

(603) 688-6380

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

Aggregate market value Common Stock held by non-affiliates of the Registrant on May 31, 2013 was $8,587,609 based on the closing price of $0.38 of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 17, 2014 the registrant’s outstanding stock consisted of 52,655,864 common shares.

TABLE OF CONTENTS

PART I

Item 1

Description of Business

Item 1A

Risk Factors

Item 1B

Unresolved Staff Comments

Item 2

Properties

Item 3

Legal Proceedings

Item 4

Mine Safety Disclosures

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

We have incurred losses since our inception.  We rely upon the sale of our securities to fund our operations.  We have generated limited revenues of $24,749 from our 2.34% non-operated interest in three operating wells in Oklahoma from the time we acquired our interest on August 1, 2006 to November 30, 2013.

We intend to build our business through the acquisition of producing and exploration stage oil and natural gas wells, interests and leases.  Our strategy is to combine the secure and reliable revenue source of operated and non-operated interest from producing oil wells with the higher risk development of oil and gas exploration projects.  For the next twelve months (beginning April 2014), we plan to purchase additional operated and non-operated interests in producing oil and natural gas properties, to acquire additional development stage exploration properties and to carry out an exploration program on the acquired properties.  We are not involved in any bankruptcy, receivership or similar proceedings.

Future Oil and Gas Interests

We are currently actively searching for oil and gas leases or interests in leases in small and medium-sized oil and natural gas production companies and properties.  For our initial acquisitions, we are looking for low risk property interests.  During the 12 months beginning April 2014, we intend to include in our portfolio additional non-operated interests in producing wells as well as an exploration interest in a development stage oil and gas property.  As we continue the development of our portfolio of interests, we will be looking for properties and interests that have the following qualities:

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

As of March 17, 2014 we do not have any subsidiaries.

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

Regarding our current non-operated interest, we are responsible for a 2.34% share of the costs of (1) any claims arising from the production and sale of hydrocarbons from the interest after August 1, 2006, which is the date we acquired our 2.34% interest in the three wells in Oklahoma; (2) any governmental request or requirement to plug, re-plug or abandon any wells, status or classification, or take any clean up or other actions with respect to our interest; and (3) any claims for personal injury, death, damage to property or damage to the environment arising directly or indirectly from the use, occupation, operation, maintenance or abandonment of our interest. As at November 30, 2013 we have not incurred any such costs.

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

Employees and Consultants

As of November 30, 2013, we did not have any full time or part time employees.  Our Chief Executive Officer and our Chief Financial Officer work as part time consultants in the areas of business development and management; each contributing approximately 15% of their time to us.  We currently engage independent contractors in the areas of accounting, geologist services, legal, auditing services, investment banking and corporate development.

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

During the first six months of 2007, these wells produced a combined average of approximately 130 thousand cubic feet of gas per day and 1.2 barrels of oil per day.  The 2.34% interest generated an average monthly income of approximately $515 per month during the past five years.  We received revenues of $24,749 from our 2.34% interest from February 2007 to November 30, 2013.

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

The following table shows the high and low closing price of our common shares on the OTC Bulletin Board.  The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High ($)	Low ($)
September 1, 2013 – November 30, 2013	1.50	0.18
June 1, 2013 – August 31, 2013	0.38	0.11
March 1, 2013 – May 31, 2013	0.40	0.231
December 1, 2012 – February 28, 2013	0.4995	0.30
September 1, 2012 – November 30, 2012	0.4995	0.30
June 1, 2012 – August 31, 2012	0.51	0.30
March 1, 2012 – May 31, 2012	1.20	0.25
December 1, 2011 – February 29, 2012	3.80	0.0009

Holders

As of March 17, 2014, there were approximately 99 holders of record of our common stock.

Dividends

We did not issue any stock dividends during our fiscal year ended November 30, 2013.

Equity Compensation Plans

We have not implemented any equity compensation plans.

Recent Sales of Unregistered Securities

We did not make any sales of unregistered securities which were not previously reported in our quarterly filings for fiscal 2013.

Use of Proceeds from Sale of Registered Securities

None during the fiscal year ended November 30, 2013.

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

We have only earned nominal revenues of $24,749 since our inception and have accumulated a net loss of $9,990,627 from February 14, 2006 (date of inception) to November 30, 2013.

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

Liquidity and Capital Resources

As of November 30, 2013, we had cash of $9,119 compared to $14,093 at November 30, 2012 and total assets of $15,867 compared to $103,329 as at November 30, 2012.  The decrease in cash is due to the fact that we are incurring cash expenditures for our operating activities, and the decrease in total assets were attributed to a full allowance recorded against the loan receivable of $75,000 and accrued interest of $8,753 as we are uncertain as to the collectability of the loan receivable.

At November 30, 2013, we had a working capital deficit of $760,353 compared to a working capital deficit of $555,825 at November 30, 2012.  The increase in the working capital deficit was due to the fact that we received financing from the issuance of loans payable which were used for operating activities during the year.

Our accumulated deficit as at November 30, 2013 was $9,990,627 and has been funded primarily through the sale of shares of our common stock, along with proceeds from loans payable from our management and other non-related parties.  During the year ended November 30, 2013, we received $134,935 in financing from the issuance of loans payableless a repayment of $38,600.

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

Cashflows from Operating Activities

During the year ended November 30, 2013, we used $56,448 of cash for operating activities compared to $100,653 for the year ended November 30, 2012.  From February 15, 2006 (date of inception) to November 30, 2013, the Company has used $1,055,380 of cash for operating activities.

Cashflows from Investing Activities

During the year ended November 30, 2013, we used $nil of cash flows for investing activities compared to the use of $75,517 for the year ended November 30, 2012.  From February 15, 2006 (date of inception) to November 30, 2013, the Company has used $191,883 of cash for investing activities, including issuance of $150,000 in loans receivable to Uraltransneft and D-Helix which has been fully impaired in 2008 and 2013, respectively, due to uncertainty of collection, $7,845 for the purchase of property and equipment, and $34,038 for the acquisition of the oil and gas properties in 2006.

Cashflows from Financing Activities

During the year ended November 30, 2013, we received $51,474 of net cash from financing activities compared to $184,692 for the year ended November 30, 2012, with financing coming predominantly from the issuance and repayment of loans payable.  From February 15, 2006 (date of inception) to November 30, 2013, the Company has received $1,256,382 of cash from financing activities including $796,718 of proceeds from loans payable less repayment of $38,600, $449,000 from the issuance of common shares less $1,500 for share issuance costs, and $95,625 from related parties less repayment of $44,861.

During the fiscal year ended November 30, 2013, we required approximately $4,704 in cash to fund our operations each month.  As of November 30, 2013, we had cash of $9,119.  However, we anticipate that beginning April 2014, our monthly expenses will increase to $269,000, which includes $7,000 monthly for general and administrative expenses, $10,000 monthly for consulting and employee expenses, $8,000 monthly for professional fees, $2,500,000 for the acquisition of non-operated working interests and an exploration project and approximately $66,667 monthly for exploration costs.

Currently, we are reviewing additional non-operated working interests and leases in Oklahoma, California, Texas and Canada.

We expect to require approximately $3,937,000 in financing to continue our planned operation and exploration over the next year.  Our planned acquisition and exploration expenditures for oil and gas interests and properties over the next twelve months (beginning April 2014) are summarized as follows:

Description	Potential completion date	Estimated Expenses ($)
Retain a full-time engineer, a full- time land specialist and a full-time geologist	April 1, 2014	242,000
Purchase non-operated working interests in existing leases	May 1, 2014	2,000,000
Acquire a development stage exploration project	August 1, 2014	500,000
Develop and carry out a preliminary exploration program on an acquired property	September 1, 2014 – November 30, 2014	800,000
Total		3,542,000

Our other planned operational expenses for the next twelve months (beginning April 2014) are summarized as follows:

Description	Potential completion date	Estimated Expenses ($)
Select and appoint a new Board member	May 1, 2014	-
Raise additional private or public equity (legal, accounting and marketing fees)	May 1, 2014	70,000
General and administrative expenses	12 months	84,000
Professional fees (legal, accounting and auditing fees)	12 months	96,000
Consulting and employee fees	12 months	120,000
Marketing expenses	12 months	25,000
Total		395,000

Of the $3,937,000 we need for the next 12 months, we had $9,119 in cash as of November 30, 2013.  We intend to raise the balance of our cash requirements for the next 12 months ($3,927,881) from private placements or possibly a registered public offering, or through further debt financing.  At this time we do not have any commitments from any broker-dealers to provide us with financing.

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

Results of Operations

We earned nominal revenues for the year ended November 30, 2013 from our non-operated working interests in three producing wells.  We plan to purchase additional non-operated working interests in existing leases.  However, we anticipate that we will incur substantial losses over the next two years.

For the fiscal year ended November 30, 2013, we generated revenues of $176 from our non-operating interest in the Kingfisher property compared to revenues of $1,363 for the fiscal year ended November 30, 2012.  From inception on February 14, 2006 to November 30, 2013 we have earned total revenues of $24,749.

During the year ended November 30, 2013, we incurred operating expenses of $90,078 compared to operating expenses of $116,902 for the year ended November 30, 2012.  The decrease in operating expenses in 2013 is attributed to decreased general and administrative expenses as the Company had limited cashflows during the year including a lower amount of proceeds received from financing activities compared to prior year.  During the year ended November 30, 2013, we did not issue any equity instruments.

Our net loss for the year ended November 30, 2013 was $193,767 compared to a net loss of $5,737,658 for the year ended November 30, 2012.  The decrease in net loss was attributed to a loss on settlement of debt of $5,602,500 during the year ended November 30, 2012 which was a one-time charge for settlement of debt with the issuance of common shares.

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

November 30, 2013

(Expressed in US dollars)

Index

Report of Independent Registered Public Accounting Firm

F-1

Balance Sheets

F-2

Statements of Operations

F-3

Statement of Stockholders’ Equity (Deficit)

F-4

Statements of Cash Flows

F-8

Notes to the Financial Statements

F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MASS Petroleum Inc.

(An Exploration Stage Company)

We have audited the accompanying balance sheets of MASS Petroleum Inc. (An Exploration Stage Company) as of November 30, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and accumulated from February 14, 2006 (date of inception) to November 30, 2013.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements of MASS Petroleum Inc. (An Exploration Stage Company) as at November 30, 2009 and 2008 and for the years then ended and accumulated from February 14, 2006 (date of inception) to November 30, 2009 were audited by other auditors whose report dated March 4, 2010 included an explanatory paragraph regarding the Company’s ability to continue as a going concern.  The financial statements for the period from February 14, 2006 (date of inception) to November 30, 2009 reflect a net loss of $2,831,447 of the related cumulative totals.  The auditors’ report has been furnished to us, and our opinion, insofar as it related to amounts included for such periods, is based solely on the report of such auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2013 and 2012, and the results of its operations and its cash flows for the years then ended and accumulated from February 14, 2006 (date of inception) to November 30, 2013, in conformity with accounting principles generally accepted in the United States.

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

/s/ SATURNA GROUP CHARTERED ACCOUNTANTS LLP

Saturna Group Chartered Accountants LLP

Vancouver, Canada

March 17, 2014

F-1

MASS Petroleum Inc.

(An Exploration Stage Company)

Balance Sheets

(Expressed in US dollars)

	November 30, 2013 $	November 30, 2012 $

ASSETS

Current Assets

Cash	9,119	14,093
Amounts receivable	4,359	9,338
Prepaid expenses	–	325
Loan receivable (Note 5)	–	76,253

Total Current Assets	13,478	100,009

Property and equipment (Note 3)	201	1,063
Oil and gas property (Note 4)	2,188	2,257

Total Assets	15,867	103,329

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	43,963	48,285
Accrued liabilities	75,303	48,519
Due to related parties (Note 7)	35,082	45,563
Loans payable (Note 6)	619,483	513,467

Total Current Liabilities	773,831	655,834

Loans payable (Note 6)	80,000	91,692

Total Liabilities	853,831	747,526

Nature of Operations and Continuance of Business (Note 1) Subsequent Event (Note 13)

Stockholders’ Deficit

Preferred stock, 20,000,000 shares authorized, $0.0001 par value; 1,000,000 shares issued and outstanding	100	100

Common stock, 1,000,000,000 shares authorized, $0.0001 par value; 52,655,864 shares issued and outstanding	5,266	5,266

Additional paid-in capital	9,147,297	9,147,297

Deficit accumulated during the exploration stage	(9,990,627)	(9,796,860)

Total Stockholders’ Deficit	(837,964)	(644,197)

Total Liabilities and Stockholders’ Deficit	15,867	103,329

(The accompanying notes are an integral part of these financial statements)

F-2

MASS Petroleum Inc.

(An Exploration Stage Company)

Statements of Operations

(Expressed in US dollars)

	Year Ended November 30, 2013 $	Year Ended November 30, 2012 $	Accumulated from February 14, 2006 (Date of Inception) to November 30, 2013 $

Revenue	176	1,363	24,749

Operating Expenses

Depletion	69	778	27,303
Depreciation	862	1,470	7,644
General and administrative (Note 7)	88,797	107,922	2,517,151
Impairment of oil and gas property	–	–	4,547
Mineral property costs	–	–	1,693
Oil and gas production costs	350	2,185	16,936

Total Operating Expenses	90,078	116,902	2,575,274

Operating Loss	(89,902)	(115,539)	(2,550,525)

Other Income (Expense)

Gain on settlement of account payable	–	–	12,585
Interest expense	(27,612)	(19,619)	(93,564)
Loss on settlement of debt	–	(5,602,500)	(7,207,870)
Provision for loan receivable (Note 5)	(76,253)	–	(151,253)

Total Other Income (Expense)	(103,865)	(5,622,119)	(7,440,102)

Net Loss and Comprehensive Loss	(193,767)	(5,737,658)	(9,990,627)

Net Loss Per Share – Basic and Diluted	–	(0.15)

Weighted Average Shares Outstanding	52,656,000	38,824,000

(The accompanying notes are an integral part of these financial statements)

F-3

MASS Petroleum Inc.

(An Exploration Stage Company)

Statement of Stockholders’ Equity (Deficit)

For the Period from February 14, 2006 (Date of Inception) to November 30, 2013

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

F-4

MASS Petroleum Inc.

(An Exploration Stage Company)

Statement of Stockholders’ Equity (Deficit)

For the Period from February 14, 2006 (Date of Inception) to November 30, 2013

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

F-5

MASS Petroleum Inc.

(An Exploration Stage Company)

Statement of Stockholders’ Equity (Deficit)

For the Period from February 14, 2006 (Date of Inception) to November 30, 2013

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

F-6

MASS Petroleum Inc.

(An Exploration Stage Company)

Statement of Stockholders’ Equity (Deficit)

For the Period from February 14, 2006 (Date of Inception) to November 30, 2013

(Expressed in US dollars)

								Deficit
								Accumulated
					Additional	Common		During the
	Preferred Stock		Common Stock		Paid-in	Stock	Donated	Exploration
		Amount		Amount	Capital	Subscribed	Capital	Stage	Total
	#	$	#	$	$	$	$	$	$

Balance, November 30, 2012	1,000,000	100	52,655,864	5,266	9,093,217	–	54,080	(9,796,860)	(644,197)

Net loss for the year	–	–	–	–	–	–	–	(193,767)	(193,767)

Balance, November 30, 2013	1,000,000	100	52,655,864	5,266	9,093,217	–	54,080	(9,990,627)	(837,964)

(The accompanying notes are an integral part of these financial statements)

F-7

MASS Petroleum Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

	Year Ended November 30, 2013 $	Year Ended November 30, 2012 $	Accumulated from February 14, 2006 (Date of Inception) to November 30, 2013 $

Operating Activities

Net loss	(193,767)	(5,737,658)	(9,990,627)

Adjustments to reconcile net loss to net cash used in operating activities:
Depletion	69	778	27,303
Depreciation	862	1,470	7,644
Donated services and rent	–	–	54,080
Gain on settlement of account payable	–	–	(12,585)
Impairment of oil and gas properties	–	4,547	4,547
Loss on settlement of debt	–	5,602,500	7,207,870
Loss (gain) on foreign currency translation	(2,011)	276	(1,735)
Provision for loan receivable	76,253	–	151,253
Stock-based compensation	–	–	1,339,063

Changes in operating assets and liabilities:
Amounts receivable	4,979	(811)	(5,612)
Prepaid expenses	325	2,520	–
Accounts payable	(4,322)	33,312	56,547
Accrued liabilities	26,784	13,133	75,904
Due to related parties	34,380	(20,720)	30,968

Net Cash Used In Operating Activities	(56,448)	(100,653)	(1,055,380)

Investing Activities

Loan receivable	–	(75,000)	(150,000)
Purchase of property and equipment	–	(517)	(7,845)
Purchase of oil and gas property	–	–	(34,038)

Net Cash Used in Investing Activities	–	(75,517)	(191,883)

Financing Activities

Proceeds from loans payable	134,935	181,692	796,718
Repayment of loans payable	(38,600)	–	(38,600)
Proceeds from related party loans	–	–	95,625
Repayment of related party loans	(44,861)	–	(44,861)
Proceeds from issuance of common stock	–	3,000	449,000
Share issuance costs	–	–	(1,500)

Net Cash Provided by Financing Activities	51,474	184,692	1,256,382

Increase (decrease) in Cash	(4,974)	8,522	9,119

Cash, Beginning of Period	14,093	5,571	–

Cash, End of Period	9,119	14,093	9,119

Supplemental Disclosures

Interest paid	1,236	–	1,236
Income taxes paid	–	–	–

Non-cash Investing and Financing Activities

Common stock issued to settle debt	–	5,625,000	7,312,020

(The accompanying notes are an integral part of these financial statements)

F-8

(An Exploration Stage Company)

Notes to the Financial Statements

November 30, 2013

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2013, the Company has a working capital deficit of $760,353 and has accumulated losses totaling $9,990,627 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

 Summary of Significant Accounting Policies

a)

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is November 30.

b)

Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the valuation of long-lived assets and oil and gas properties, stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates.  To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

F-9

2.

      Summary of Significant Accounting Policies (continued)

d)

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

e)

Asset Retirement Obligations

The Company follows the provisions of ASC 410, Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.  As at November 30, 2013 and 2012, the Company did not have any asset retirement obligations.

f)

Property and Equipment

Property and equipment consists of computer hardware, and is recorded at cost and amortized on a straight-line basis over its estimated life of three years.

F-10

2.

      Summary of Significant Accounting Policies (continued)

g)

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

j)

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

F-11

2.

      Summary of Significant Accounting Policies (continued)

(k)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2013 and 2012, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

F-12

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

3.

       Property and Equipment

	Cost $	Accumulated Depreciation $	November 30, 2013 Net Carrying Value $	November 30, 2012 Net Carrying Value $

Computer hardware	4,454	4,253	201	1,063

4.

    Oil and Gas Property

	November 30, 2013 Net Carrying Value $	November 30, 2012 Net Carrying Value $

Proved Property

Acquisition Costs	34,038	34,038
Depletion	(27,303)	(27,234)
Impairment	(4,547)	(4,547)

Net Carrying Value	2,188	2,257

On August 1, 2006, the Company acquired a 2.34% non-operating interest in three oil and gas wells located in Oklahoma for $34,038.

During the year ended November 30, 2012, the Company abandoned one oil and gas well located in Oklahoma and recognized an impairment of $4,547.

5.

Loan Receivable

On June 27, 2012, the Company entered into a bridge loan agreement with D-Helix Inc. (“D-Helix”), whereby the Company agreed to lend $75,000 to D-Helix. This loan is evidenced by a promissory note pursuant to which the principal amount will be due and payable on the earlier of September 30, 2012 or within ten business days of the closing of a potential share exchange agreement between the Company and D-Helix. The loan bears interest at the rate of 10% per annum, payable in quarterly installments from September 30, 2012. As of November 30, 2013, the Company recorded a full allowance on the principal amount and accrued interest due to uncertainty of future collection of the loan receivable.

F-13

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

F-14

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

F-15

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

aa)

On November 2, 2012, the Company entered into a loan agreement for $28,248 (Cdn$30,000) which is payable on the earlier of November 2, 2014 or within ten days of the Company completing a financing in excess of $2,000,000. The amount owing is unsecured and bears interest at 5% per annum.

bb)

On December 24, 2012, the Company entered into a loan agreement for $80,000 which is payable on the earlier of December 24, 2014 or within seven days of the Company completing a financing in excess of $2,000,000.  The amount owing is unsecured and bears interest at 5% per annum.

cc)

On July 30, 2013, the Company entered into a loan agreement for proceeds of $54,935. The amount owing is unsecured, non-interest bearing, and due on demand.

7.

Related Party Transactions

a)

During the year ended November 30, 2013, the Company incurred $11,723 (2012 - $12,367) of management fees to the Chief Financial Officer (“CFO”) of the Company and a company controlled by the CFO of the Company. As at November 30, 2013, the Company is indebted to the company controlled by the CFO of the Company for $6,189 (Cdn$6,573) (2012 - $2,254 (Cdn$2,240)).

b)

On October 13, 2011, the Company entered into a loan agreement with the a company controlled by the President of the Company for $1,447 (Cdn$1,500) (2012 - $1,510 (Cdn$1,500)) which is unsecured, bears interest at 5% per annum, and is due on October 13, 2012 or within seven days of the Company completing a financing in excess of $1,000,000. During the year ended November 30, 2013, the Company repaid the loan with accrued interest.  As at November 30, 2013, the Company owes $nil (2012 - $1,082) relating to the loan.

F-16

7.

       Related Party Transactions (continued)

c)

On December 4, 2009, the Company entered into a loan agreement with the President of the Company for $7,000 which is payable on the earlier of December 4, 2010 or within seven days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum. On December 4, 2010, the Company extended the maturity date of the loan to December 4, 2013. On August 26, 2011, the Company repaid $2,000 of the loan by issuance of 20,000 common shares.  Refer to Note 9(d).

d)

As at November 30, 2013, the Company is indebted to the President of the Company for $23,893 ($35,717), representing accrued interest and expenditures paid on behalf of the Company. These amounts are unsecured, non-interest bearing and due on demand.

8.

      Preferred Stock

On November 14, 2011, the Company filed a Certificate of Designation to designate 20,000,000 shares of preferred stock as Series A Preferred Stock with a par value of $0.0001 per share. The Series A Preferred Stock are not entitled to receive dividends of any kind, are non-convertible, and have liquidation rights.

9.

     Common Stock

Common stock issued during the year ended November 30, 2012:

(a)

On March 22, 2012, the Company issued 22,500,000 shares of common stock at a fair value of $0.25 per share to settle debt of $22,500.

(b)

On February 22, 2012, the Company issued 30,000,000 shares of common stock at $0.0001 per share for proceeds of $3,000 to the President of the Company and a company controlled by the President of the Company.

(c)

On December 6, 2011, the Company increased its authorized capital from 160,000,000 shares of common stock to 1,000,000,000 shares of common stock with no change par value. The Company also effected a 1,000-to-1 reverse stock split of its issued and outstanding shares. All share and per share information has been retroactively adjusted to reflect the reverse stock split.

(d)

On August 26, 2011, the Company issued 20,000 shares of common stock with a fair value of $54,000 to the President and Director of the Company for settlement of debt of $2,000, which resulted in a loss on settlement of debt of $52,000.

10.

      Stock Options

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price $	Aggregate Intrinsic Value $

Outstanding, November 30, 2011 and 2012	500	500
Expired	(500)	500

Outstanding and exercisable, November 30, 2013	–	–	–

F-18

11.

Income Taxes

The Company has a net operating loss carryforward of $1,711,182 available to offset taxable income in future years which commence expiring in fiscal 2026.

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the recovery for income taxes at the United States federal statutory rate compared to the Company’s income tax recovery reported is as follows:

	2013 $	2012 $

Net loss before income taxes per financial statements	(193,767)	(5,737,658)

Income tax rate	35%	35%

Income tax recovery	67,818	2,008,180

Permanent differences and other	(26,806)	(1,959,278)

Change in valuation allowance	(41,012)	(48,902)

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at November 30, 2013 and 2012 are as follows:

	2013 $	2012 $

Net operating losses carried forward	615,421	573,266

Oil and gas property	1,641	2,784

Valuation allowance	(617,062)	(576,050)

Net deferred income tax asset	–	–

12.

Acquisition Agreement

On November 15, 2013, the Company entered into a Share Exchange Agreement (the “Agreement”) with Dyna Nutra, Inc. (“Dyna”), a Florida corporation in the business of manufacturing and distributing energy drinks, pursuant to which the Company shall acquire 100% of the shares of common stock of Dyna in exchange for the issuance of 67,500,000 restricted shares of common stock of the Company. Upon closing, Dyna shall become a wholly-owned subsidiary of the Company and the Company will carry on the business of Dyna as its primary business. As the shareholders of Dyna will obtain the majority of the outstanding shares of the Company upon closing, the acquisition shall be accounted for as a reverse merger or recapitalization of the Company. As such, Dyna shall be considered the acquirer for accounting purposes. The Agreement contains customary representations, warranties and conditions to closing. Closing of the Agreement is to take place within 14 days of delivery of audited financial statements of Dyna to the Company.  As of the date of filing, the Agreement has not been closed.

13.

Subsequent Event

On February 19, 2014, the Company incorporated a wholly-owned subsidiary, Dyna Nutra, Inc., and approved an agreement and plan of merger to merge with its wholly-owned subsidiary for the sole purpose of effecting a change of name to be effective on March 6, 2014.  The Company will remain the surviving entity.

F-19

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2013 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2013.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting and Management has concluded that the Company’s internal controls over financial reporting are ineffective as of November 30, 2013.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Saturna Group Chartered Accountants LLP, our registered independent public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of November 30, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended November 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control and Financial Reporting

During the quarter ended November 30, 2013 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Officers

Our bylaws allow the number of directors to be fixed by the Board of Directors.  Our Board of Directors has fixed the number of directors at three.

Our current directors and officers are as follows:

Name	Age	Position
Jordan Shapiro	41	Director, President, Chief Executive Officer, Secretary, Treasurer
Vitaly Melnikov	39	Director, Chief Financial Officer

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

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5.  Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file.  Based solely on our review of the copies of such forms received by us and on written representations from certain reporting persons, we believe that all Section 16(a) reports applicable to our officers, directors and ten-percent stockholders with respect to the fiscal year ended November 30, 2013 were filed.

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

Director Nominees

As of November 30, 2013 there have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

Item 11.  Executive Compensation.

The following Summary Compensation Table sets forth the total annual compensation paid or accrued by us to or for the account of the Principal Executive Officer (“PEO”) and our Principal Financial Officer (“PFO”).  None of our other executive officers received compensation in excess of $100,000 during the fiscal year ended November 30, 2013.

Summary Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa tion ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensa tion ($)	Total ($)
Jordan Shapiro, President, CEO, Secretary, Treasurer and Director (1)	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0
Vitaly Melnikov , CFO, Director (2)	2013	11,723	0	0	0	0	0	0	11,723
	2012	12,367	0	0	0	0	0	0	12,367

(1)

Jordan Shapiro is our President, CEO, Secretary, Treasurer and a director.

(2)

Vitaly Melnikov has been our Chief Financial Officer since June 24, 2009 and a Director since June 17, 2009.

(3)

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

Outstanding Equity Awards at Fiscal Year End

As of November 30, 2012, we did not have any unexercised stock options held by any of our shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the ownership, as of March 17, 2014, of our common stock by each of our directors, and by all executive officers and directors as a group, and by each person known to us who is the beneficial owner of more than 5% of any class of our securities.  As of March 17, 2014, there were 52,655,864 common shares issued and outstanding.  All persons named have sole voting and investment power with respect to the shares, except as otherwise noted.  The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this Annual Report.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (4)
Common	Jordan Shapiro (2) 507-700 West Pender Street, Vancouver, British Columbia, V6C 1G8 Canada	30,056,892 (3)	57.1%
Common	Vitaly Melnikov (3) 1130 – 4825 Hazel Street Burnaby, British Columbia, V5H 4N4 Canada	0	0%
	All Executive Officers and Directors as a Group	30,056,892	57.1%

(1)

Jordan Shapiro is our President, Secretary, Treasurer and Director.

(2)

Vitaly Melnikov is our Director and Chief Financial Officer.

(3)

Includes 15,010,300 common shares held by Hudson Capital Corp., a company wholly owned by Jordan Shapiro, 15,046,592 common shares held in his own name.

(4)

Calculated based on issued and outstanding shares of 52,655,864 as March 17, 2014.

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

Change of Control

As of November 30, 2013 we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

During the year ended November 30, 2012, we incurred $11,723 (2012 - $12,367) of management fees to our Chief Financial Officer (“CFO”) and a company controlled by our CFO.  As at November 30, 2012, we are indebted to the company controlled by our CFO for $6,189 (2012 - $2,254).

On October 13, 2011, we entered into a loan agreement with a company controlled by our President for $1,447 (CAD $1,500) (2012 - $1,510 (CAD $1,500)) which is unsecured, bears interest at 5% per annum, and is due on October 13, 2012 or within seven days of us completing a financing in excess of $1,000,000.  During the year ended November 30, 2013, we repaid the loan with accrued interest.  As at November 30, 2013, we owe $nil (2012 - $1,082) relating to the loan.

On December 4, 2009, we entered into a loan agreement with our President for $7,000 which is payable on the earlier of December 4, 2010 or within seven days of us completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum.  On December 4, 2010, we extended the maturity date of the loan to December 4, 2013.  On August 26, 2011, we repaid $2,000 of the loan by issuance of 20,000 common shares.

As at November 30, 2013, we are indebted to our President for $23,893 (2012 - $35,717), representing accrued interest and expenditures paid on our behalf.  These amounts are unsecured, non-interest bearing and due on demand.

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

Item 14.  Principal Accounting Fees and Services

Audit, Audit-Related and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our current auditors, Saturna Group Chartered Accountants LLP, for the audit of our consolidated annual financial statements for the years ended November 30, 2013 and November 30, 2012 and any other fees billed for other services rendered during that period.

Description of Service	Year ended November 30, 2013 ($)	Year ended November 30, 2012 ($)
Audit fees	14,800	15,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	14,800	15,000

Audit Committee Approval

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually.  The Board, acting as the audit committee, pre-approved all audit related services for the year ended November 30, 2013.

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

MASS PETROLEUM INC.

Date: March 17, 2014	By:	/s/ Jordan Shapiro
Jordan Shapiro
President, Chief Executive Officer, Secretary, Treasurer and Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jordan Shapiro	President, Chief Executive Officer, Secretary, Treasurer and Director	March 17, 2014
Jordan Shapiro

/s/ Vitaly Melnikov	Chief Financial Officer and Director	March 17, 2014
Vitaly Melnikov

