Form 10-Q
period 2014-02-28
Cannamed Corporation.
filed 2014-04-18
CIK 1388982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ To ______________________

Commission file number 000-53447

CANNAMED CORPORATION
(Exact name of registrant as specified in its charter)

N/A
(Former Name)

Nevada	20-5893809
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

350 N. Glendale Avenue, Suite B#212
Glendale, California	91206
(Address of principal executive offices)	(Zip Code)

(702) 751-8455
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

As of April 16, 2014, the registrant’s outstanding common stock consisted of 52,665,864 shares.

2

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited financial statements of Cannamed Corporation (the “Company”, “Cannamed”, “we”, “our”, “us”) follow.  All currency references in this report are in US dollars unless otherwise noted.

Cannamed Corporation

(formerly Mass Petroleum Inc.)

(An Exploration Stage Company)

February 28, 2014

(Expressed in US dollars)

Index

Balance Sheets

F-1

Statements of Operations

F-2

Statements of Cash Flows

F-3

Notes to the Financial Statements

F-4

3

Cannamed Corporation

(formerly MASS Petroleum Inc.)

(An Exploration Stage Company)

Balance Sheets

(Expressed in US dollars)

	February 28, 2014 $	November 30, 2013 $

ASSETS

Current Assets

Cash	4,367	9,119
Amounts receivable	5,001	4,359
Prepaid expenses	5,126	–

Total Current Assets	14,494	13,478

Property and equipment (Note 3)	158	201
Oil and gas property (Note 4)	2,188	2,188

Total Assets	16,840	15,867

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	37,295	43,963
Accrued liabilities	94,985	75,303
Due to related parties (Note 7)	20,052	35,082
Loans payable (Note 6)	728,325	619,483

Total Current Liabilities	880,657	773,831

Loans payable (Note 6)	10,000	80,000

Total Liabilities	890,657	853,831

Nature of Operations and Continuance of Business (Note 1) Subsequent Events (Note 9)

Stockholders’ Deficit

Preferred stock, 20,000,000 shares authorized, $0.0001 par value; 1,000,000 shares issued and outstanding	100	100

Common stock, 1,000,000,000 shares authorized, $0.0001 par value; 52,655,864 shares issued and outstanding	5,266	5,266

Additional paid-in capital	9,147,297	9,147,297

Deficit accumulated during the exploration stage	(10,026,480)	(9,990,627)

Total Stockholders’ Deficit	(873,817)	(837,964)

Total Liabilities and Stockholders’ Deficit	16,840	15,867

(The accompanying notes are an integral part of these financial statements)

Cannamed Corporation

(formerly MASS Petroleum Inc.)

(An Exploration Stage Company)

Statements of Operations

(Expressed in US dollars)

	For the Three Months Ended	For the Three Months Ended	Accumulated from February 14, 2006 (Date of Inception)
	February 28,	February 28,	to February 28,
	2014	2013	2014
	$	$	$

Revenue	–	58	24,749

Operating Expenses

Depletion	–	2	27,303
Depreciation	43	357	7,687
General and administrative (Note 7)	28,424	35,522	2,545,575
Impairment of oil and gas property	–	–	4,547
Mineral property costs	–	–	1,693
Oil and gas production costs	15	234	16,951

Total Operating Expenses	28,482	36,115	2,603,756

Operating Loss	(28,482)	(36,057)	(2,579,007)

Other Income (Expense)

Gain on settlement of account payable	–	–	12,585
Interest income	–	1,849	–
Interest expense	(7,371)	(6,921)	(100,935)
Loss on settlement of debt	–	–	(7,207,870)
Provision for loan receivable	–	–	(151,253)

Total Other Income (Expense)	(7,371)	(5,072)	(7,447,473)

Net Loss and Comprehensive Loss	(35,853)	(41,129)	(10,026,480)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)

Weighted Average Shares Outstanding	52,656,000	52,656,000

(The accompanying notes are an integral part of these financial statements)

Cannamed Corporation

(formerly MASS Petroleum Inc.)

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

	For the Three Months Ended February 28, 2014 $	For the Three Months Ended February 28, 2013 $	Accumulated from February 14, 2006 (Date of Inception) To February 28, 2014 $

Operating Activities

Net loss	(35,853)	(41,129)	(10,026,480)

Adjustments to reconcile net loss to net cash used in operating activities:
Depletion	–	2	27,303
Depreciation	43	357	7,687
Donated services and rent	–	–	54,080
Gain on settlement of account payable	–	–	(12,585)
Impairment of oil and gas properties	–	–	4,547
Loss on settlement of debt	–	–	7,207,870
(Gain) loss on foreign currency translation	(1,158)	(1,171)	(2,893)
Provision for loan receivable	–	–	151,253
Stock-based compensation	–	–	1,339,063

Changes in operating assets and liabilities:
Amounts receivable	(192)	(3,851)	(5,804)
Prepaid expenses	(5,576)	–	(5,576)
Accounts payable	(6,668)	3,609	49,879
Accrued liabilities	19,682	12,158	95,586
Due to related parties	7,970	19,454	38,938

Net Cash Used In Operating Activities	(21,752)	(10,571)	(1,077,132)

Investing Activities

Loan receivable	–	–	(150,000)
Purchase of property and equipment	–	–	(7,845)
Purchase of oil and gas property	–	–	(34,038)

Net Cash Used in Investing Activities	–	–	(191,883)

Financing Activities

Proceeds from loans payable	40,000	80,000	836,718
Repayment of loans payable	–	(38,600)	(38,600)
Proceeds from related party loans	–	–	95,625
Repayment of related party loans	(23,000)	(43,836)	(67,861)
Proceeds from issuance of common stock	–	–	449,000
Share issuance costs	–	–	(1,500)

Net Cash Provided (Used In) by Financing Activities	17,000	(2,436)	1,273,382

(Decrease) Increase in Cash	(4,752)	(13,007)	4,367

Cash, Beginning of Period	9,119	14,093	–

Cash, End of Period	4,367	1,086	4,367

Supplemental Disclosures

Interest paid	–	1,236	1,236
Income taxes paid	–	–	–

Non-cash Investing and Financing Activities

Common stock issued to settle debt	–	5,625,000	7,312,020

(The accompanying notes are an integral part of these financial statements)

Cannamed Corporation

(formerly MASS Petroleum Inc.)

(An Exploration Stage Company)

Notes to the Financial Statements

February 28, 2014

(Expressed in US dollars)

1.

Nature of Operations and Continuance of Business

Cannamed Corporation (formerly MASS Petroleum Inc.)  (the “Company”) was incorporated in the State of Nevada on February 14, 2006 under the name XTOL Energy Inc.  On October 11, 2007, the Company changed its name to LAUD Resources Inc.  On June 23, 2008, the Company changed its name from LAUD Resources Inc. to MASS Petroleum Inc.   On February 19, 2014, the Company approved an agreement and plan of merger to merge with the Company’s wholly-owned subsidiary Dyna Nutra, Inc. to effect a name change from Mass Petroleum, Inc. to Dyna Nutra, Inc.  While the Articles of Merger were filed with the Nevada Secretary of State with an effective date of March 6, 2014, the Financial Industry Regulatory Authority (FINRA) was not able to complete their review of the submission for the change of name by that date.  On March 19, 2014, the Company submitted a request to FINRA to withdraw its application for the change of name to Dyna Nutra, Inc.  On March 20, 2014, the Company approved an agreement and plan of merger to merge with the Company’s wholly-owned subsidiary Cannamed Corporation to effect a name change to Cannamed Corporation .   The name change to Cannamed Corporation became effective on April 7, 2014 The Company is an Exploration Stage Company, as defined by Accounting Standards Codification (“ASC”) 915, Development Stage Entities.  The Company’s principal business is the acquisition and exploration of oil and gas properties located in the United States.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has not generated significant revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  As at February 28, 2014, the Company has a working capital deficit of $ 866,163 and has accumulated losses totaling $10,026,480 since inception.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cannamed Corporation

(formerly MASS Petroleum Inc.)

(An Exploration Stage Company)

Notes to the Financial Statements

February 28, 2014

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

The Company applies a ceiling test to the capitalized cost in the full cost pool.  The ceiling test limits such cost to the estimated present value, using a ten percent discount rate, of the future net revenue from proved reserves based on current economic and operating conditions.  Specifically, the Company computes the ceiling test so that capitalized cost, less accumulated depletion and related deferred income tax, do not exceed an amount (the ceiling) equal to the sum of: The present value of estimated future net revenue computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current cost) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus the cost of property not being amortized; plus the lower of cost or estimated fair value of unproven properties included in the costs being amortized; less income tax effects related to differences between the book and tax basis of the property .   For unproven properties, the Company excludes from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property.  Until such a determination is made, the Company assesses the property at least annually to ascertain whether impairment has occurred.  In assessing impairment the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data.  The Company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test.

f)

Asset Retirement Obligations

The Company follows the provisions of ASC 410, Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.  As at February 28, 2014 and November 30, 2013, the Company did not have any asset retirement obligations.

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

Cannamed Corporation

(formerly MASS Petroleum Inc.)

(An Exploration Stage Company)

Notes to the Financial Statements

February 28, 2014

(Expressed in US dollars)

2.

Summary of Significant Accounting Policies (continued)

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

(l)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at February 28, 2014 and November 30, 2013, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

 Cannamed Corporation
(formerly MASS Petroleum Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2014
(Expressed in US dollars)

3.

Property and Equipment

	Cost $	Accumulated Depreciation $	February 28, 2014 Net Carrying Value $ (unaudited)	November 30, 2013 Net Carrying Value $

Computer hardware	4,454	4,296	158	201

4.

Oil and Gas Property

	February 28, 2014 Net Carrying Value $ (unaudited)	November 30, 2013 Net Carrying Value $

Proved Property

Acquisition Costs	34,038	34,038
Depletion	(27,303)	(27,303)
Impairment	(4,547)	(4,547)

Net Carrying Value	2,188	2,188

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

Cannamed Corporation

(formerly MASS Petroleum Inc.)

(An Exploration Stage Company)

Notes to the Financial Statements

February 28, 2014

(Expressed in US dollars)

6.

Loans Payable

a)

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

g)

On December 17, 2009, the Company entered into a loan agreement for $10,000 which is payable on the earlier of December 17, 2012 or within seven days of the Company completing a financing in excess of $800,000.  The amount owing is unsecured and bears interest at 5% per annum.  On December 17, 2012, the Company did not repay the note and the note became due on demand.

h)

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

j)

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

Cannamed Corporation

(formerly MASS Petroleum Inc.)

(An Exploration Stage Company)

Notes to the Financial Statements

February 28, 2014

(Expressed in US dollars)

6.

Loans Payable (continued)

l)

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

t)

On February 28, 2012, the Company entered into a loan agreement for $15,000 which is payable on the earlier of February 28, 2013 or within seven days of the Company completing a financing in excess of $800,000.  The amount owing is unsecured, bearing interest at 5% per annum.  On February 28, 2013, the Company did not repay the note and the note became due on demand.

u)

On June 29, 2012, the Company entered into a loan agreement for proceeds of $75,000.  The amount owing is unsecured, non-interest bearing, and due on demand.

v)

On August 29, 2012, the Company entered into a loan agreement for $61,500 which is payable on the earlier of August 29, 2014 or within ten days of the Company completing a financing in excess of $2,000,000.  The amount owing is unsecured and bears interest at 5% per annum.

w)

On November 2, 2012, the Company entered into a loan agreement for $27,090 (Cdn$30,000) which is payable on the earlier of November 2, 2014 or within ten days of the Company completing a financing in excess of $2,000,000.  The amount owing is unsecured and bears interest at 5% per annum.

x)

On December 24, 2012, the Company entered into a loan agreement for $80,000 which is payable on the earlier of December 24, 2014 or within seven days of the Company completing a financing in excess of $2,000,000.  The amount owing is unsecured and bears interest at 5% per annum.

y)

On July 30, 2013, the Company entered into a loan agreement for proceeds of $54,935.  The amount owing is unsecured, non-interest bearing, and due on demand.

z)

On December 20, 2013, the Company entered into a loan agreement for $30,000 which is payable on the earlier of December 31, 2014 or within ten days of the Company completing a financing in excess of $2,000,000.  The amount owing is unsecured and bears interest at 5% per annum.

aa)

On February 6, 2014, the Company entered into a loan agreement for $10,000 which is payable on the earlier of February 6, 2016 or within ten days of the Company completing a financing in excess of $2,000,000.  The amount owing is unsecured and bears interest at 5% per annum.

Cannamed Corporation
(formerly MASS Petroleum Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2014
(Expressed in US dollars)

7.     Related Party Transactions

a)

During the three months ended February 28, 2014, the Company incurred $2,758 (2013 - $3,010) of management fees to the Chief Financial Officer (“CFO”) of the Company and a company controlled by the CFO of the Company.  As at February 28, 2014, the Company is indebted to the company controlled by the CFO of the Company for $5,936 (Cdn$6,573) (November 30, 2013 - $6,189 (Cdn$6,573)).

b)

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

c)

As at February 28, 2014, the Company is indebted to the President of the Company for $9,116 (November 30, 2013 - $23,893), representing accrued interest and expenditures paid on behalf of the Company.  These amounts are unsecured, non-interest bearing and due on demand.

8.

Acquisition Agreement

On November 15, 2013, the Company entered into a Share Exchange Agreement (the “Agreement”) with Dyna Nutra, Inc. (“Dyna”), a Florida corporation, pursuant to which the Company shall acquire 100% of the shares of common stock of Dyna in exchange for the issuance of 67,500,000 restricted shares of common stock of the Company.  Upon closing, Dyna shall become a wholly-owned subsidiary of the Company and the Company will carry on the business of Dyna as its primary business.  As the shareholders of Dyna will obtain the majority of the outstanding shares of the Company upon closing, the acquisition shall be accounted for as a reverse merger or recapitalization of the Company.  As such, Dyna shall be considered the acquirer for accounting purposes.  The Agreement contains customary representations, warranties and conditions to closing.  Closing of the Agreement is to take place within 14 days of delivery of audited financial statements of Dyna to the Company.  As of the date of filing, the Agreement has not closed.

9.

Subsequent Event

On February 19, 2014, the Company approved an agreement and plan of merger to merge with the Company’s wholly-owned subsidiary Dyna Nutra, Inc. to effect a name change from Mass Petroleum, Inc. to Dyna Nutra, Inc.  While the Articles of Merger were filed with the Nevada Secretary of State with an effective date of March 6, 2014, the Financial Industry Regulatory Authority (FINRA) was not able to complete their review of the submission for the change of name by that date.  On March 19, 2014, the Company submitted a request to FINRA to withdraw its application for the change of name to Dyna Nutra, Inc.

On March 20, 2014, the Company incorporated a wholly-owned subsidiary, Cannamed Corporation, for the sole purpose of effecting a change of name.  On March 20, 2014, the Company approved an agreement and plan of merger to merge with its wholly-owned subsidiary.  The Company remains the surviving company.  The name change has been approved with an effective date of April 7, 2014.

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

Business Overview

Cannamed Corporation (“Cannamed”, “we”, “us”) is a company that provides turnkey support solutions for the legal cannabis industry.  We were incorporated in the State of Nevada on February 14, 2006, under the name of XTOL Energy Inc.  We operated under this name until October 10, 2007 at which time we changed our name to LAUD Resources Inc.  On June 23, 2008 we changed our name to MASS Petroleum Inc.   On February 19, 2014, our board of directors approved an agreement and plan of merger to merge with our wholly-owned subsidiary Dyna Nutra, Inc., a Nevada corporation, to effect a name change from Mass Petroleum, Inc. to Dyna Nutra, Inc.  While the Articles of Merger were filed with the Nevada Secretary of State with an effective date of March 6, 2014, the Financial Industry Regulatory Authority (FINRA) was not able to complete their review of our submission for the change of name by that date.  On March 19, 2014, we submitted a request to FINRA to withdraw our application for the change of name to Dyna Nutra, Inc.   On March 20, 2014, our board of directors approved an agreement and plan of merger to merge with our wholly-owned subsidiary Cannamed Corporation, a Nevada corporation, to effect a name change to Cannamed Corporation.  Our company remains the surviving company.  Our subsidiary Cannamed Corporation was formed solely for the change of name.  The name change became effective on April 7, 2014 and the new symbol for the quotation of our common stock on the Over the Counter Bulletin board became “MDMJ.OB”.

We do not have any subsidiaries.  Our principal office is located at 350 N. Glendale Avenue, Suite B #212, Glendale, California 91206.  Our telephone number is (702) 751-8455.  Our fiscal year end is November 30.

We have incurred losses since our inception.  We rely upon the sale of our securities to fund our operations.  We have generated limited revenues of $24,749 from our 2.34% non-operated interest in three operating wells in Kingfisher County, Oklahoma since our inception to February 28, 2014.

We intend to build our business through provided support to other companies that are engaged in the legal cannabis industry.  We are not involved in any bankruptcy, receivership or similar proceedings.

Liquidity and Capital Resources

As of February 28, 2014, we had cash of $4,367 and a working capital deficit of $ 866 ,163.  Our accumulated deficit from inception to February 28, 2014 was $10,026,480.  Our net loss of $35,853 for the three months ended February 28, 2014 was mostly funded by loans and funding from related parties.  For the three months ended February 28, 2014, we received cash of $17,000 for financing activities, compared to using $2,436 during the same period in 2013.  During the three months ended February 28, 2014 our cash position decreased by $4,752.

We used net cash of $21,752 in operating activities for the three months ended February 28, 2014 compared to net cash of $10,571 used in operating activities for the same period in 2013.  This increase was due to an increase in accrued liabilities.  During the three months ended February 28, 2014 our monthly cash requirement was $7,251 compared to $3,523 for the same period in 2013.  At February 28, 2014, we had cash of $4,367, which will cover our costs for less than 1 month according to our current monthly burn rate.  We will need additional financing to carry out our business plan.  There is no assurance that any financing will be available or if available, on terms that will be acceptable to us.

Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan, and investor sentiment.  These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us.  If we cannot raise enough money to fund our business plan, we will have to significantly reduce our spending, delay or cancel planned activities or substantially change our current corporate structure.  In such an event, we intend to implement expense reduction plans in a timely manner.  However, these actions would have material adverse effects on our business, revenues, operating results, and prospects, resulting in a possible failure of our business.  We may need to obtain additional financing which may not be available, which could cause us to cease operations.

Results of Operations

Revenues

We have generated $24,749 in revenues from our 2.34% non-operating interest in the Kingfisher property since February 14, 2006 (inception) to February 28, 2014.  We generated revenues of $nil for the three months ended February 28, 2014 compared to $58 for the three months ended February 28, 2013.

Net Loss

We incurred a net loss of $35,853 for the three months ended February 28, 2014 compared to our net loss of $41,129 for the three months ended February 28, 2013.  The reason for the slight decrease in net loss was due to a decrease in our general and administrative expenses.  Since February 14, 2006 (date of inception) to February 28, 2014, we have incurred a net loss of $10,026,480.

Expenses

Our total operating expenses for the three months ended February 28, 2014 were $28,482 compared to $36,115, for the same period in 2013.  The decrease in our expenses during 2013 was attributable to a decrease in our general and administrative expenses.  Our general and administrative expenses decreased by $7,098 from $35,522 for the three months ended February 28, 2013 compared to $28,424 for the three months ended February 28, 2014.

Our general and administrative expenses consist of professional fees, management and consulting fees, stock based compensation, bank charges, travel, meals and entertainment, rent, office maintenance, communications (cellular, internet, fax and telephone), courier, postage costs and office supplies.

In addition to operating expenses, we incurred interest expense of $7,371 during the three months ended February 28, 2014 compared with $6,921 for the three months ended February 28, 2013.  The slight increase in interest expense is due to a higher amount of loans payable owing during the current year.  In addition to interest expense, we recorded interest income of $1,849 during the three months ended February 28, 2013 relating to our loan receivable from D-Helix.  There was no interest income recorded during the three months ended February 28, 2014 as we have recognized a full impairment of the loan receivable to D-Helix.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of February 28, 2014, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

N/A

ITEM 4T.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As of February 28, 2014, Jordan Shapiro, our Chief Executive Officer and Vitaly Melnikov, our Chief Financial Officer evaluated our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) a date within 90 days before the filing date of this report and has concluded that as of the evaluation date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

CANNAMED CORPORATION

Date: April 18, 2014	By:	/s/ Jordan Shapiro
Jordan Shapiro
President, Chief Executive Officer and Director

Date: April 18, 2014	By:	/s/ Vitaly Melnikov
Vitaly Melnikov
Chief Financial Officer
and Director

