Form 10-Q
period 2014-05-31
Cannamed Corporation.
filed 2014-07-25
CIK 1388982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ To ______________________

CANNAMED CORPORATION
(Exact name of registrant as specified in its charter)

N/A
(Former Name)

Nevada	20-5893809
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 N. Glendale Avenue, Suite B#212
Glendale, California	91206
(Address of principal executive offices)	(Zip Code)

(702) 751-8455
(Registrant’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.  Yes [X]    No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]    No [X]

Indicate by check mark whether the Registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ X ]

(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).  Yes [  ]    No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [   ]    No [   ]

Class of Stock	No. Shares Outstanding	Date
Common Stock	54,575,864	July 24, 2014

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report may constitute forward-looking statements that include information related to future events and future financial and operating performance. The words "may," "would," "will," "expect," "estimate," "can," "believe," "potential" and similar expressions and variations thereof are intended to identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management's good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to: the ability of Cannamed to secure appropriate funding to implement its business plan, the demand for Cannamed’s services, Cannamed's ability to maintain customer and strategic business relationships, the regulation of legal cannabis on both state and federal levels, the impact of competitive products and pricing, and growth in targeted markets. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this 10-Q report in its entirety, including all other filings made by the Company with the SEC.  Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.  These forward-looking statements speak only as of the date of this 10-Q report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

Unless otherwise noted, references to “Cannamed,” “MDMJ,” the “Company,” “we,” “our,” or “us” means Cannamed Corporation, a Nevada corporation.

2

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Cannamed Corporation

(formerly Mass Petroleum Inc.)

(An Exploration Stage Company)

May 31, 2014

(Expressed in US dollars)

Cannamed Corporation

(formerly MASS Petroleum Inc.)

Consolidated Balance Sheets

(Expressed in US dollars)

(unaudited)

	May 31, 2014 $	November 30, 2013 $

ASSETS

Current Assets

Cash	240,552	9,119
Amounts receivable	14,762	4,359
Prepaid expenses	7,148	–

Total Current Assets	262,462	13,478

Property and equipment (Note 3)	115	201
Loans receivable (Note 5)	461,755	–
Oil and gas property (Note 4)	–	2,188

Total Assets	724,332	15,867

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	37,595	43,963
Accrued liabilities	90,148	75,303
Due to related parties (Note 7)	–	35,082
Loans payable (Note 6)	728,904	619,483

Total Current Liabilities	854,647	773,831

Loans payable (Note 6)	10,000	80,000

Total Liabilities	866,647	853,831

Nature of Operations and Continuance of Business (Note 1) Subsequent Events (Note 11)

Stockholders’ Deficit

Preferred stock, 20,000,000 shares authorized, $0.0001 par value; 1,000,000 shares issued and outstanding	100	100

Common stock, 1,000,000,000 shares authorized, $0.0001 par value; 52,655,864 shares issued and outstanding	5,266	5,266

Additional paid-in capital	9,216,489	9,147,297

Common stock subscribed	805,000	–

Accumulated Deficit	(10,169,170)	(9,990,627)

Total Stockholders’ Deficit	(142,315)	(837,964)

Total Liabilities and Stockholders’ Deficit	724,332	15,867

(The accompanying notes are an integral part of these consolidated financial statements)

Cannamed Corporation

(formerly MASS Petroleum Inc.)

Consolidated Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	May 31,	May 31,	May 31,	May 31,
	2014	2013	2014	2013
	$	$	$	$

Revenue	–	–	–	–

Operating Expenses

Depreciation	43	371	86	728
General and administrative (Note 7)	132,770	18,231	161,194	53,753

Total Operating Expenses	132,813	18,602	161,280	54,481

Operating Loss	(132,813)	(18,602)	(161,280)	(54,481)

Other Income (Expense)

Interest income	–	1,891	–	3,740
Interest expense	(7,681)	(7,222)	(15,052)	(14,143)

Total Other Income (Expense)	(7,681)	(5,331)	(15,052)	(10,403)

Loss from Continuing Operations	(140,494)	(23,933)	(176,332)	(64,884)

Discontinued Operations (Note 10)

Loss from discontinued operations	(8)	(41)	(23)	(219)
Loss on disposal of discontinued operations	(2,188)	–	(2,188)	–

Loss on Discontinued Operations	(2,196)	(41)	(2,211)	(219)

Net Loss and Comprehensive Loss	(142,690)	(23,974)	(178,543)	(65,103)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding	52,656,000	52,656,000	52,656,000	52,656,000

(The accompanying notes are an integral part of these consolidated financial statements)

Cannamed Corporation

(formerly MASS Petroleum Inc.)

Consolidated Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	For the Six Months Ended May 31, 2014 $	For the Six Months Ended May 31, 2013 $

Operating Activities

Net loss from continuing operations	(176,332)	(64,884)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	86	728
Donated services and rent	–	–
Gain on settlement of account payable	–	–
Loss on settlement of debt	–	–
(Gain) loss on foreign currency translation	(579)	(1,324)
Provision for loan receivable	–	–
Stock-based compensation	69,192	–

Changes in operating assets and liabilities:
Amounts receivable	(906)	(6,477)
Prepaid expenses	(7,148)	325
Accounts payable	(6,368)	18,140
Accrued liabilities	14,845	12,767
Due to related parties	(21,579)	30,282

Net Cash Used In Operating Activities	(128,789)	(10,443)

Investing Activities

Loans receivable	(461,755)	–

Net Cash Used in Investing Activities	(461,755)	–

Financing Activities

Proceeds from loans payable	40,000	80,000
Repayment of loans payable	–	(38,600)
Repayment of related party loans	(23,000)	(43,836)
Proceeds from common stock subscribed	805,000	–

Net Cash Provided (Used In) by Financing Activities	822,000	(2,436)

Discontinued Operations:

Operating activities	(23)	(217)

Net Cash Used in Discontinued Operations	(23)	(217)

Increase (Decrease) in Cash	231,433	(13,096)

Cash, Beginning of Period	9,119	14,093

Cash, End of Period	240,552	997

Supplemental Disclosures

Interest paid	–	1,236
Income taxes paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

Cannamed Corporation

(formerly MASS Petroleum Inc.)

Notes to the Consolidated Financial Statements

May 31, 2014

(Expressed in US dollars)

(unaudited)

1.

Nature of Operations and Continuance of Business

Cannamed Corporation (the “Company”) was incorporated in the State of Nevada on February 14, 2006 under the name XTOL Energy Inc. On October 11, 2007, the Company changed its name to LAUD Resources Inc. On June 23, 2008, the Company changed its name from LAUD Resources Inc. to MASS Petroleum Inc. On March 6, 2014, the Company changed its name from MASS Petroleum Inc. to Dyna Nutra, Inc. On April 7, 2014, the Company changed its name from Dyna Nutra, Inc. to Cannamed Corporation. The Company’s principal business was formerly the acquisition and exploration of oil and gas properties located in the United States until the sale of its sole oil and gas property on May 30, 2014. The Company’s planned principal operations are to offer turnkey support services for the legal cannabis industry and loans to select industry participants. Some of the support services to be offered include compliance consulting, security services, bookkeeping and financial services.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at May 31, 2014, the Company has a working capital deficit of $592,145 and has accumulated losses totaling $10,169,170 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

(a)

Principles of Consolidation

The consolidated financial statements for the period ending May 31, 2014 includes the accounts of the Company, 1849 Holdings, Inc., the Company’s wholly owned subsidiary, and Cal-Westridge, LLC  (“Cal-West”), a wholly owned subsidiary of 1849 Holdings, Inc., effective April 29, 2014. All intercompany transactions and balances have been eliminated on consolidation.

(b)

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is November 30. On March 20, 2014, the Company incorporated a wholly-owned subsidiary, Cannamed Corporation, for the sole purpose of effecting a change of name. On March 20, 2014, the Company approved an agreement and plan of merger to merge with its wholly-owned subsidiary.  The Company remains the surviving company.  The name change has been approved with an effective date of April 7, 2014.

(c)

Interim Consolidated Financial Statements

These interim unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Cannamed Corporation

(formerly MASS Petroleum Inc.)

Notes to the Consolidated Financial Statements

May 31, 2014

(Expressed in US dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

(d)

Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company regularly evaluates estimates and assumptions related to the collectability of loans receivable, valuation of long-lived assets, oil and gas properties, stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results from which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(e)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

(f)

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

Cannamed Corporation

(formerly MASS Petroleum Inc.)

Notes to the Consolidated Financial Statements

May 31, 2014

(Expressed in US dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

(f)

Oil and Gas Properties (continued)

Until such a determination is made, the Company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. The Company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test.  During the period ended May 31, 2014, the Company discontinued its operations in oil and gas properties.

(g)

Asset Retirement Obligations

The Company follows the provisions of ASC 410, Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.  As at May 31, 2014, the Company did not have any asset retirement obligations.

(h)

Property and Equipment

Property and equipment consists of computer hardware, and is recorded at cost and amortized on a straight-line basis over its estimated life of three years.

(i)

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

Cannamed Corporation

(formerly MASS Petroleum Inc.)

Notes to the Consolidated Financial Statements

May 31, 2014

(Expressed in US dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

(k)

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

(l)

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

(m)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2014 and November 30, 2013, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(n)

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

Cannamed Corporation

(formerly MASS Petroleum Inc.)

Notes to the Consolidated Financial Statements

May 31, 2014

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

The Company has transactions in both Canada and the United States, which results in exposure to market risks from changes in foreign currency rates.  The Company’s functional currency is the United States dollar. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates.  Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

(p)

Recent Accounting Pronouncements

The Company has limited operations and is considered to be in the development stage. In the period ended May 31, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Cannamed Corporation

(formerly MASS Petroleum Inc.)

Notes to the Consolidated Financial Statements

May 31, 2014

(Expressed in US dollars)

(unaudited)

3.

Property and Equipment

	Cost $	Accumulated Depreciation $	May 31, 2014 Net Carrying Value $	November 30, 2013 Net Carrying Value $

Computer hardware	4,454	4,339	115	201

4.

Oil and Gas Property

	May 31, 2014 Net Carrying Value $	November 30, 2013 Net Carrying Value $

Proved Property

Acquisition Costs	34,038	34,038
Depletion	(27,303)	(27,303)
Impairment	(4,547)	(4,547)
Disposal	(2,188)	–

Net Carrying Value	–	2,188

On August 1, 2006, the Company acquired a 2.34% non operating interest in three oil and gas wells located in Oklahoma for $34,038. During the year ended November 30, 2012, the Company abandoned one oil and gas well located in Oklahoma and recognized an impairment of $4,547.

On May 30, 2014, the Company entered into an Assignment and Conveyance of Oil and Gas Leases (the “Assignment”). Under the Assignment’s terms, the Company assigned and transferred all of its rights, title and 2.34% interest in and to the oil and gas leases located in Oklahoma in consideration for $10. As a result of the Assignment, the Company no longer owns or has interests in oil and gas properties. During the period ended May 31, 2014, the Company recognized a loss of $2,188 on disposal of the oil and gas assets.

5.

Loans Receivable

(a)

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

(b)

During the period ended May 31, 2014, the Company advanced an aggregate of $461,755 to seven non-related companies. Subsequent to May 31, 2014, these advances were secured by various promissory notes. Refer to Note 11.

6.

Loans Payable

(a)

On July 6, 2009, the Company entered into a loan agreement for $7,500 which is payable on the earlier of July 15, 2010 or within seven days of the Company completing a financing in excess of $800,000. The amount owing is unsecured and bears interest at 5% per annum. On June 15, 2011, the Company did not repay the note and the note became due on demand.

Cannamed Corporation

(formerly MASS Petroleum Inc.)

Notes to the Consolidated Financial Statements

May 31, 2014

(Expressed in US dollars)

(unaudited)

6.

Loans Payable (continued)

(b)

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

(g)

On December 17, 2009, the Company entered into a loan agreement for $10,000 which is payable on the earlier of December 17, 2012 or within seven days of the Company completing a financing in excess of $800,000. The amount owing is unsecured and bears interest at 5% per annum. On December 17, 2012, the Company did not repay the note and the note became due on demand.

(h)

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

Cannamed Corporation

(formerly MASS Petroleum Inc.)

Notes to the Consolidated Financial Statements

May 31, 2014

(Expressed in US dollars)

(unaudited)

6.

Loans Payable (continued)

(l)

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

(v)

On August 29, 2012, the Company entered into a loan agreement for $61,500 which is payable on the earlier of August 29, 2014 or within ten days of the Company completing a financing in excess of $2,000,000.  The amount owing is unsecured and bears interest at 5% per annum.

Cannamed Corporation

(formerly MASS Petroleum Inc.)

Notes to the Consolidated Financial Statements

May 31, 2014

(Expressed in US dollars)

(unaudited)

6.

Loans Payable (continued)

(w)

On November 2, 2012, the Company entered into a loan agreement for $27,669 (Cdn$30,000) which is payable on the earlier of November 2, 2014 or within ten days of the Company completing a financing in excess of $2,000,000. The amount owing is unsecured and bears interest at 5% per annum.

(x)

On December 24, 2012, the Company entered into a loan agreement for $80,000 which is payable on the earlier of December 24, 2014 or within seven days of the Company completing a financing in excess of $2,000,000.  The amount owing is unsecured and bears interest at 5% per annum.

(y)

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

7.

Related Party Transactions

(a)

During the six months ended May 31, 2014, the Company incurred $4,597 (2013 - $5,948) of management fees to the former Chief Financial Officer (“CFO”) of the Company and a company controlled by the former CFO of the Company. As at May 31, 2014, the Company is owed $968 (Cdn$1,050) (November 30, 2013 – indebted for $6,189 (Cdn$6,573)) from the company controlled by the former CFO of the Company, and is recorded in amounts receivable.

(b)

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

(c)

As at May 31, 2014, the President of the Company owed $13,529 to the Company (2013 - $23,893 owed from).  These amounts are unsecured, non-interest bearing and due on demand and is recorded in amounts receivable.

8.

Stock Options

During the six months ended May 31, 2014, the Company granted 400,000 stock options exercisable at an exercise price of $1.85 per share for 5 years. The stock options vest 25% six months from grant date, and the remainder in equal monthly installments (i.e. 1/18 each month) over the next 18 months. During the six months ended May 31, 2014, the Company recorded stock-based compensation of $69,192, as general and administrative expenses.

The weighted average grant date fair value of stock options granted during the six month period ended May 31, 2014 was $1.85 per share.

The weighted average assumptions used for each of the six months ended May 31, are as follows:

	2014	2013
Expected dividend yield	0%	–
Risk-free interest rate	1.67%	–
Expected volatility	278%	–
Expected option life (in years)	5.00	–

The following table summarizes the continuity of the Company’s stock options:

	Number of Options	Weighted Average Exercise Price $	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $
Outstanding, November 30, 2013	–	–

Granted	400,000	1.85
Exercised	–	–
Expired	–	–

Outstanding, May 31, 2014	400,000	1.85	4.92	–

Exercisable, May 31, 2014	–	–	–	–

A summary of the changes of the Company’s non-vested stock options is presented below:

	Number of Options	Weighted Average Grant Date Fair Value
		$
Non-vested at November 30, 2013	–	–
Granted	400,000	1.85
Vested	–	–
Expired	–	–

Non-vested at March 31, 2014	400,000	1.85

As at May 31, 2014, there was $669,488 of unrecognized compensation cost related to non-vested stock option agreements. This cost is expected to be recognized over a weighted average period of 1.92 years.

9.

Acquisition Agreement

On November 15, 2013, the Company entered into a Share Exchange Agreement (the “Agreement”) with Dyna Nutra, Inc. (“Dyna”), a Florida corporation, pursuant to which the Company was to acquire 100% of the shares of common stock of Dyna in exchange for the issuance of 67,500,000 restricted shares of common stock of the Company. Upon closing, Dyna was to become a wholly-owned subsidiary of the Company and the Company was to carry on the business of Dyna as its primary business. As the shareholders of Dyna were to obtain the majority of the outstanding shares of the Company upon closing, the acquisition would have been accounted for as a reverse merger or recapitalization of the Company. As such, Dyna would have been considered the acquirer for accounting purposes. The Agreement contained customary representations, warranties and conditions to closing. Closing of the Agreement was to have taken place within 14 days of delivery of audited financial statements of Dyna to the Company.  The terms of the Agreement were not fulfilled and has been terminated.

Cannamed Corporation

(formerly MASS Petroleum Inc.)

Notes to the Consolidated Financial Statements

May 31, 2014

(Expressed in US dollars)

(unaudited)

10.

Discontinued Operations

On May 30, 2014, the Company disposed of all of its interests in oil and gas properties for consideration of $10 resulting in a loss of $2,188. As a result of the Company’s disposal of its oil and gas properties and a change in direction for the Company’s business, all revenues and expenses related to the oil and gas operations have been classified as discontinued operations.

The results of discontinued operations are summarized as follows:

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	May 31,	May 31,	May 31,	May 31,
	2014	2013	2014	2013
	$	$	$	$

Revenue	–	(2)	–	56

Operating Expenses

Depletion	–	–	–	2
Oil and gas production costs	8	39	23	273

Total Operating Expenses	(8)	(39)	(23)	275

Net Loss From Discontinued Operations	(8)	(41)	(23)	(219)

11.

Subsequent Events

(a)

On June 13, 2014, the Company closed a private placement by issuing an aggregate of 1,870,000 shares of common stock at $0.50 per share for gross proceeds of $935,000. At May 31, 2014, the Company had received proceeds of $805,000 which has been recognized as share subscriptions received.

(b)

On July 21, 2014, Cal-West received an amended secured promissory note from 20 Bear, LLC (“20 Bear”) in the principal amount of $41,865 to acquire agricultural real estate in California which is secured against the promissory note. The note bears interest at 10% per annum and is due on January 15, 2025 with monthly payments of $589 commencing on January 15, 2015.

(c)

On July 21, 2014, Cal-West received an amended secured promissory note from Cal-Southridge, LLC (“Southridge”) in the principal amount of $66,380 to acquire agricultural real estate in California which is secured against the promissory note. The note bears interest at 10% per annum and is due on January 15, 2025 with monthly payments of $933 commencing on January 15, 2015.

(d)

On June 25, 2014, Cal-West received a secured installment note from Orange County Growers Association (“OCGA”) in the principal amount of $160,000.  The installment note is secured by OCGA’s interest in machinery, equipment, fixtures, appliances, and other assets, bears interest at 10% per annum, and is required to make monthly payments over the next three years to repay all outstanding principal and interest. OCGA owns and operates a California medical marijuana dispensary properly organized under the California Attorney General’s guidelines.

(e)

On July 21, 2014, Cal-West received an amended secured promissory note from Rattlesnake Pine, LLC (“Rattlesnake”) in the principal amount of $122,039 to acquire agricultural real estate in California which is secured against the promissory note. The note bears interest at 10% per annum and is due on January 25, 2025 with monthly payments of $1,721 commencing on January 15, 2015.

Cannamed Corporation

(formerly MASS Petroleum Inc.)

Notes to the Consolidated Financial Statements

May 31, 2014

(Expressed in US dollars)

(unaudited)

11.

Subsequent Events (continued)

(f)

On July 21, 2014, Cal-West received an amended secured promissory note from 50 Bear, LLC (“50 Bear”) in the principal amount of $99,789 to acquire agricultural real estate in California which is secured against the promissory note. The note bears interest at 10% per annum and is due on January 15, 2025 with monthly payments of $1,404 commencing on January 15, 2015.

(g)

On July 21, 2014, Cal-West received an amended secured promissory note from 3180 Dips, LLC (“3180”) in the principal amount of $74,309 to acquire agricultural real estate in California which is secured against the promissory note. The note bears interest at 10% per annum and is due on January 15, 2025 with monthly payments of $1,042 commencing on January 15, 2015.

(h)

Effective June 30, 2014, the Company closed a private placement by issuing an aggregate of 50,000 shares of common stock at $0.50 per share for gross proceeds of $25,000.

(i)

On July 18, 2014, Cal-West received a secured promissory note from Horizons Partners, LLC (“Horizons”) in the principal amount of $148,075. The promissory note is unsecured, bears interest at 6% per annum, and is due on July 18, 2016.

(j)

On July 24, 2014, the Company entered into an Executive Employment Agreement (the “Agreement) with its Chief Executive Officer. Under the terms of the Agreement, the Company will pay $5,000 per month, commencing June 2014, for a period of two years and subject to extension on a year-by-year basis upon mutual written consent between the parties.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and related notes. Some of the information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report, includes forward-looking statements based on our current management’s expectations. There can be no assurance that actual results, outcomes, or business conditions will not differ materially from those projected or suggested in such forward-looking statements. Some of the factors that may cause results to differ are described in the forward-looking statements cautionary language on page two of this report.

Organizational History

The Company was incorporated in Nevada on or around February 14, 2006 under the name XTOL Energy Inc. On or around October 11, 2007, the Company changed its name to LAUD Resources Inc. The Company became MASS Petroleum Inc. through a name change on or around June 23, 2008. On or around November 15, 2013, the Company entered into a Share Exchange Agreement (the “SEA”) with Dyna Nutra, Inc., a Florida corporation in the business of manufacturing and distributing energy drinks. Upon closing of the SEA, Dyna Nutra was to become a wholly-owned subsidiary of the Company. In connection with this transaction, the Company incorporated a wholly-owned subsidiary, Dyna Nutra, Inc., in Nevada. The Company approved a plan to merge with this wholly-owned subsidiary for the sole purpose of effecting a name change. The name change merger took effect in Nevada on or around March 6, 2014 and the Company’s name became Dyna Nutra, Inc. at that time.  Ultimately, although the name change had gone effective, the Company and Dyna Nutra were unable to close the SEA and consummate the contemplated transaction.

On March 19, 2014, the Company requested to withdraw its application with FINRA related to the Dyna Nutra, Inc. name change. On March 20, 2014, the Company’s board of directors approved an Agreement and Plan of Merger to merge with a newly formed, wholly-owned subsidiary, Cannamed Corporation. The purpose of this merger, and the incorporation of the subsidiary, was solely to effectuate a name change. The Company remains the surviving entity. The name change to Cannamed Corporation became effective on April 7, 2014. The Company is quoted over the counter under the symbol MDMJ.

Previously, the Company’s principal business was the acquisition and exploration of oil and gas properties located in the United States. However, with the same Chief Executive Officer, Jordan Shapiro, in place, the Company began its entry into the legal cannabis industry in the quarter ended May 31, 2014. Effective May 30, 2014, the Company assigned to a third party its only remaining oil and gas interests, a 2.34% non-operating interest in three oil and gas wells located in Oklahoma.

The Company currently has two subsidiaries, 1849 Holdings, Inc., a California corporation (“1849”), and Cal-Westridge, LLC, a California limited liability company (“Cal-West”). 1849 is a direct, wholly-owned subsidiary, as all outstanding 1849 common stock was issued to the Company on May 23, 2014. 1849 was incorporated on April 29, 2014. Cal-West is an indirect, wholly-owned subsidiary of Cannamed. As of May 23, 2014, 1849, a wholly-owned subsidiary of Cannamed, became the sole member of Cal-West. The Company currently conducts most of its operations in connection with the legal cannabis industry through these two subsidiaries.

Description of the Company

The Company, through its wholly-owned subsidiaries 1849 and Cal-West, provides financing and turnkey support solutions to lawfully operating participants in the legal cannabis industry. Although the Company provides services to the industry, it does not grow, transport, harvest, or sell cannabis. Furthermore, it does not currently maintain an ownership interest in any marijuana dispensaries. However, on the financing side, the Company, through its subsidiaries, does offer capital to dispensaries, producers, property owners, and other legal cannabis industry participants. In an industry where traditional banking opportunities are limited, the Company provides lines of credit, property financing, and commercial loans. Some, but not all of these loans, are secured. For example, the Company’s subsidiary, Cal-West, received five promissory notes totaling approximately $404,380 from five entities that acquired agricultural property in Northern California. The Company makes funding available only to those deemed compliant by the Company’s management.

On the services side, the Company, through its wholly-owned subsidiaries, provides compliance solutions. Paul Shively, Chief Financial Officer, leads the Company’s compliance team. The team is designed to guide clients through the complex and ever-changing legal landscape of California legal cannabis. From best-practices beginning with business entity selection to establishing inventory tracking and patient records, the Company can help design and maintain industry-leading operations. Fees for the Company’s compliance solutions are currently negotiated on a case-by-case basis.

The Company also offers turnkey build-out and commercial services to clients. Whether it is financial assistance, real estate consulting, operations design, or building construction, Cannamed can design and rollout customized services for its clients. More traditional business services are offered to dispensaries as well. These services include human resources, payroll, workers compensation, donation accounting, tax planning, government audit preparation, and succession strategies. Again, the Company’s fee arrangements depend on the customized service required by the client. At this time, fees are negotiated on a case by case basis.

Cannamed also offers branding, marketing, and sales solutions to clients. Although not yet complete, the Company is evaluating internal and third party payment processing systems to resolve clients’ cash problems. The diverse suite of services offered by Cannamed is subject to change at any time and without notice. Financial and human resources may limit the type and amount of services available at any given time. Although the Company was in negotiations with prospective clients, the Company did not have any executed service contracts in the quarter ended May 31, 2014.

Plan of Operations

Over the next two fiscal quarters, the Company will identify and engage legal cannabis industry participants in California that may benefit from any of the Company’s offered services. Entering into service contracts with dispensaries, legal growing operations, land owners, and others is a priority. The Company hopes to streamline its suite of services in a live environment, establish pricing options, and evaluate client needs in the ever-changing marketplace.

Liquidity and Capital Resources

As of May 31, 2014, the Company had cash in the amount of $240,552, as compared to $9,119 at November 30, 2013. The Company had a working deficit of $592,185 as of May 31, 2014. The Company’s working deficit decreased when compared to the last fiscal year end. As of November 30, 2013, the Company had a working deficit of $760,353.

The Company’s net loss of $178,543 for the six months ended May 31, 2014 was funded largely by proceeds from private placement subscriptions. For the six months ended May 31, 2014, the Company received $822,000 in cash from financing activities, compared to using $2,436 during the same period in 2013.

The Company used net cash of $128,789 in operating activities for the six months ended May 31, 2014. During the same period in 2013, we used net cash of $10,443. It should also be noted that the Company used net cash of $461,755 in investing activities. During the six months ended May 31, 2013, the Company did not use cash in connection with investing activities. The borrowers are not required to begin making payments to the Company until January 2015. This will impair the Company’s liquidity until that time. Considering the Company’s net cash used in both operating and investing activities for the six months ended May 31, 2014, the Company had a monthly cash requirement of approximately $98,428. The Company will need additional financing in order to continue with its business plan. There can be no guarantee that financing will be available. Even if available, there can be no assurances that the terms will be acceptable.

Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of the Company’s business plan in the legal cannabis industry, investor sentiment generally towards legal cannabis, and regulatory action in the legal cannabis industry. These factors may make the timing, amount, terms, and conditions of additional financing unattractive or unavailable to the Company. If the Company cannot raise enough to fund its business plan related to the legal cannabis industry, the Company will need to significantly reduce spending, slow or cease investment activities, delay or cancel planned activities, or substantially change its business plan. In such an event, the Company intends to implement expense reduction plans in a timely manner. However, these actions would have a material adverse effect on the Company, its operating results, and its prospects, resulting in a possible failure of its business and cessation of operations.

Results of Operations for the Three Months Ended May 31, 2014 as Compared to the Three Months Ended May 31, 2013

The Company did not generate revenues during the three month period ended May 31, 2014. Similarly, the Company did not generate revenues during the same period in 2013.

The Company incurred operating expenses in the amount of $132,813 for the three months ended May 31, 2014, compared to $18,602 for the same period in 2013. This represents an increase of $114,211. The change can be attributed to a $114,539 increase in general and administrative expenses. Specifically, the Company recorded stock-based compensation equal to $69,192 in connection with a stock option granted to the Company’s Chief Financial Officer. In addition to stock-based compensation, general and administrative expenses consist of professional fees, management and consulting fees, bank charges, travel, meals, entertainment, rent, office maintenance, communications, postage, and office supplies.

In addition to operating expenses, the Company incurred interest expenses of $7,681 for the three months ended May 31, 2014, as compared to $7,222 for the same period in 2013. Interest income of $1,849 was recorded during the three months ended May 31, 2013 compared to $nil for the three months ended May 31, 2014. This interest income was related to a loan receivable from D-Helix, which was impaired during the year ended November 30, 2013.

The Company’s net loss for the three months ended May 31, 2014 was $142,690, as compared to $23,974 for the three months ended May 31, 2013. This increase can be attributed to the large increase in general and administrative expenses.

The weighted average number of shares outstanding was 52,656,000 for the three months ended May 31, 2014 and 2013.

Results of Operations for the Six Months Ended May 31, 2014 as Compared to the Six Months Ended May 31, 2013

The Company did not generate revenues during the six month periods ended May 31, 2014 and 2013.

The Company incurred operating expenses in the amount of $161,280 for the six months ended May 31, 2014, compared to $54,481 for the same period in 2013. This represents an increase of $106,799. The change can be attributed to a substantial increase in general and administrative expenses during the six months ended May 31, 2014. As discussed above, the Company recorded stock-based compensation equal to $69,192 in general and administrative expenses during this period. In addition to stock-based compensation, general and administrative expenses consist of professional fees, management and consulting fees, bank charges, travel, meals, entertainment, rent, office maintenance, communications, postage, and office supplies.

In addition to operating expenses, the Company incurred interest expenses of $15,052 for the six months ended May 31, 2014, as compared to $14,143 for the same period in 2013. Interest income of $3,740 was recorded during the six months ended May 31, 2013 compared to $nil for the six months ended May 31, 2014. This interest income was related to a loan receivable from D-Helix, which was impaired during the year ended November 30, 2013.

Our net loss for the six months ended May 31, 2014 was $178,543, as compared to $65,103 for the six months ended May 31, 2013. This increase can be attributed to the large increase in general and administrative expenses.

The weighted average number of shares outstanding was 52,656,000 for the six months ended May 31, 2014 and 2013.

Item 3.

Quantitative and Qualitative Disclosure About Market Risk.

The Company is not required to provide the information requested by this item.

Item 4.

Controls and Procedures.

An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, has concluded that, as of May 31, 2014, our disclosure controls and procedures were effective.

In the quarter ended May 31, 2014, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

Management is not aware of any pending legal proceedings involving the Company as a party. Additionally, Management is not aware of any governmental authorities contemplating legal action against the Company.

Item 1A  Risk Factors.

The Company is not required to provide the information requested by this item.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended May 31, 2014, the Company conducted a private placement of its common stock at $0.50 per share. This private offering closed on June 13, 2014, which is approximately two weeks after the May 31, 2014 quarter end. During the three months ended May 31, 2014, the Company received proceeds from subscriptions equal to $805,000 as a result of this private offering. As disclosed in the Current Report on Form 10-K dated June 13, 2014, the Company relied upon exemptions found in Regulation S and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3.

Defaults Upon Senior Securities.

There have been no defaults upon senior securities during the quarter ended May 31, 2014.

Item 4.

Mine Safety Disclosures.

Not applicable.

Item 5.

Other Information.

Please note that the promissory notes disclosed in Current Reports filed on Form 8-K with the Securities and Exchange Commission were executed after the May 31, 2014 reporting period. These promissory notes have been amended, as described in Note 11 to the consolidated financial statements. The Company will complete the required 8-K/A filing.

On July 24, 2014, the Company entered into an Executive Employment Agreement (the “Agreement) with its Chief Executive Officer. Under the terms of the Agreement, the Company will pay $5,000 per month, commencing June 2014, for a period of two years and subject to extension on a year-by-year basis upon mutual written consent between the parties.

Item 6.  Exhibits.

Exhibit	Exhibit
Number	Description
10.1	Form of Employment Agreement between Cannamed Corporation and Paul Shively
10.2	Form of Option Agreement between Cannamed Corporation and Paul Shively
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANNAMED CORPORATION
Date: July 25, 2014	By:	/s/ Jordan Shapiro
Jordan Shapiro
Chief Executive Officer

Date: July 25, 2014	By:	/s/ Paul Shively
Paul Shively
Chief Financial Officer

