Form 10-Q
period 2014-08-31
CHUMA HOLDINGS, INC.
filed 2014-10-30
CIK 1388982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ To ______________________

CHUMA HOLDINGS, INC.

(Exact name of Registrant as specified in its charter)

Nevada	000-53447	20-5893809
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

350 N. Glendale Avenue, Suite B#212

 (Address of principal executive offices, including Zip Code)

Registrant's telephone number, including area code: (702) 751-8455

    CANNAMED CORPORATION

 (Former name or former address if changed since last report)

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

Yes [   ]    No [   ]

Class of Stock	No. Shares Outstanding	Date
Common Stock	54,675,864	October 29, 2014

2

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report may constitute forward-looking statements that include information related to future events and future financial and operating performance. The words "may," "would," "will," "expect," "estimate," "can," "believe," "potential" and similar expressions and variations thereof are intended to identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management's good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to: the ability of Chuma Holdings, Inc. to secure appropriate funding to implement its business plan, the demand for Chuma’s services, Chuma's ability to maintain customer and strategic business relationships, the regulation of legal cannabis on both state and federal levels, the impact of competitive products and pricing, and growth in targeted markets. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this 10-Q report in its entirety, including all other filings made by the Company with the SEC.  Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.  These forward-looking statements speak only as of the date of this 10-Q report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

Unless otherwise noted, references to “Chuma,” “CHUM,” the “Company,” “we,” “our,” or “us” means Chuma Holdings, Inc., a Nevada corporation.

3

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

The unaudited financial statements of Chuma Holdings, Inc. follow. All currency references in this report are in US dollars unless otherwise noted.

Chuma Holdings Inc.

(formerly Cannamed Corporation)

August 31, 2014

(Expressed in US dollars)

(unaudited)

Index

Consolidated Balance Sheets

F-1

Consolidated Statements of Operations

F-2

Consolidated Statements of Cash Flows

F-3

Notes to the Consolidated Financial Statements

F-4

4

Chuma Holdings Inc.

(formerly Cannamed Corporation)

Consolidated Balance Sheets

(Expressed in US dollars)

	August 31, 2014 $	November 30, 2013 $
	(unaudited)
ASSETS

Current Assets

Cash	32,284	9,119
Amounts receivable (Note 5)	33,805	4,359
Loans receivable (Note 5)	41,306	–
Due from related parties (Note 7)	13,391	–

Total Current Assets	120,786	13,478

Property and equipment (Note 3)	72	201
Loans receivable (Note 5)	698,824	–
Oil and gas property (Note 4)	–	2,188

Total Assets	819,682	15,867

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	91,694	43,963
Accrued liabilities	97,761	75,303
Due to related parties (Note 7)	100	35,082
Loans payable (Note 6)	728,826	619,483

Total Current Liabilities	918,381	773,831

Loans payable (Note 6)	10,000	80,000

Total Liabilities	928,381	853,831

Nature of Operations and Continuance of Business (Note 1) Subsequent Events (Note 12)

Stockholders’ Deficit

Preferred stock, 20,000,000 shares authorized, $0.0001 par value; 1,000,000 shares issued and outstanding	100	100

Common stock, 1,000,000,000 shares authorized, $0.0001 par value; 54,675,864 and 52,655,864 shares issued and outstanding, respectively	5,468	5,266

Additional paid-in capital	10,514,339	9,147,297

Accumulated deficit	(10,628,606)	(9,990,627)

Total Stockholders’ Deficit	(108,699)	(837,964)

Total Liabilities and Stockholders’ Deficit	819,682	15,867

(The accompanying notes are an integral part of these consolidated financial statements)

Chuma Holdings Inc.

(formerly Cannamed Corporation)

Consolidated Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	August 31,	August 31,	August 31,	August 31,
	2014	2013	2014	2013
	$	$	$	$

Revenue	33,500	–	33,500	–

Operating Expenses

Depreciation	43	90	129	818
General and administrative (Notes 7 and 9)	497,071	14,997	658,265	68,750

Total Operating Expenses	497,114	15,087	658,394	69,568

Operating Loss	(463,614)	(15,087)	(624,894)	(69,568)

Other Income (Expense)

Interest income	11,864	1,908	11,864	5,648
Interest expense	(7,686)	(7,148)	(22,738)	(21,291)

Total Other Income (Expense)	4,178	(5,240)	(10,874)	(15,643)

Loss from Continuing Operations	(459,436)	(20,327)	(635,768)	(85,211)

Discontinued Operations (Note 11)

Loss from discontinued operations	–	(17)	(23)	(236)
Loss on disposal of discontinued operations	–	–	(2,188)	–

Loss on Discontinued Operations	–	(17)	(2,211)	(236)

Net Loss and Comprehensive Loss	(459,436)	(20,344)	(637,979)	(85,447)

Net Loss Per Share – Basic and Diluted	(0.01)	–	(0.01)	–

Weighted Average Shares Outstanding	54,351,299	52,656,000	53,225,134	52,656,000

(The accompanying notes are an integral part of these consolidated financial statements)

Chuma Holdings Inc.

(formerly Cannamed Corporation)

Consolidated Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	For the Nine Months Ended August 31, 2014 $	For the Nine Months Ended August 31, 2013 $

Operating Activities

Net loss	(637,979)	(85,447)

Adjustments to reconcile net loss to net cash used in operating activities:
Accrued management fee income	(17,500)	–
Discontinued operations	2,188	2
Depreciation	129	818
Gain on foreign currency translation	(657)	(1,324)
Stock-based compensation	357,244	–

Changes in operating assets and liabilities:
Amounts receivable	(29,446)	307
Prepaid expenses	–	325
Accounts payable	47,731	(11,997)
Accrued liabilities	22,458	19,758
Due to related parties	(20,573)	22,116

Net Cash Used in Operating Activities	(276,405)	(55,442)

Investing Activities

Advances of loans receivable	(724,330)	–
Repayments of loans receivable	1,700	–

Net Cash Used in Investing Activities	(722,630)	–

Financing Activities

Proceeds from issuance of common stock	1,010,000	–
Proceeds from loans payable	40,000	134,935
Repayment of loans payable	–	(38,600)
Repayment of related party loans	(27,800)	(44,861)

Net Cash Provided by Financing Activities	1,022,200	51,474

Increase (Decrease) in Cash	23,165	(3,968)

Cash, Beginning of Period	9,119	14,093

Cash, End of Period	32,284	10,125

Supplemental Disclosures

Interest paid	–	1,236
Income taxes paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

Chuma Holdings Inc.

(formerly Cannamed Corporation)

Notes to the Consolidated Financial Statements

August 31, 2014

(Expressed in US dollars)

1.	Nature of Operations and Continuance of Business

Chuma Holdings Inc. (the “Company”) was incorporated in the State of Nevada on February 14, 2006 under the name XTOL Energy Inc. On October 11, 2007, the Company changed its name to LAUD Resources Inc. On June 23, 2008, the Company changed its name from LAUD Resources Inc. to MASS Petroleum Inc. On March 6, 2014, the Company changed its name from MASS Petroleum Inc. to Dyna Nutra, Inc. On April 7, 2014, the Company changed its name from Dyna Nutra, Inc. to Cannamed Corporation. On August 29, 2014, the Company changed its name from Cannamed Corporation to Chuma Holdings Inc. The Company’s principal business was formerly the acquisition and exploration of oil and gas properties located in the United States until the sale of its sole oil and gas property on May 30, 2014. The Company’s current principal operations are to offer turnkey support services for the legal cannabis industry and loans to select industry participants. Some of the support services to be offered include compliance consulting, security services, bookkeeping and financial services.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant earnings in the immediate future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31, 2014, the Company has a working capital deficit of $797,595 and has accumulated losses totaling $10,628,606 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Chuma Holdings Inc.

(formerly Cannamed Corporation)

Notes to the Consolidated Financial Statements

August 31, 2014

(Expressed in US dollars)

2.	Summary of Significant Accounting Policies

(a)	Principles of Consolidation

The consolidated financial statements for the period ending August 31, 2014 includes the accounts of the Company, 1849 Holdings, Inc., the Company’s wholly owned subsidiary, and Cal-Westridge, LLC (“Cal-West”), a wholly owned subsidiary of 1849 Holdings, Inc., effective April 29, 2014. All intercompany transactions and balances have been eliminated on consolidation.

(b)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is November 30. On August 12, 2014, the Company incorporated a wholly-owned subsidiary, Chuma Holdings, Inc., for the sole purpose of effecting a change of name. On August 12, 2014, the Company approved an agreement and plan of merger to merge with its wholly-owned subsidiary. The Company remains the surviving company. The name change has been approved with an effective date of August 29, 2014.

(c)	Interim Financial Statements

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

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the collectability of amounts receivable and loans receivable, useful life and recoverability of long-lived assets, fair value of stock-based compensation, and deferred income tax valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Chuma Holdings Inc.

(formerly Cannamed Corporation)

Notes to the Consolidated Financial Statements

August 31, 2014

(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

(f)	Oil and Gas Properties

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

The Company follows the provisions of ASC 410, Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at August 31, 2014 and November 30, 2013, the Company did not have any asset retirement obligations.

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

Chuma Holdings Inc.

(formerly Cannamed Corporation)

Notes to the Consolidated Financial Statements

August 31, 2014

(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

(j)	Revenue Recognition

The Company recognizes oil and gas revenue when production is sold at a fixed or determinable price, persuasive evidence of an arrangement exists, delivery has occurred and title has transferred, and collectability is reasonably assured.

The Company recognizes management fee income when fees are at a fixed or determinable price, persuasive evidence of an arrangement exists, services have been provided, and collectability is reasonably assured.

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

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2014 and November 30, 2013, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Chuma Holdings Inc.

(formerly Cannamed Corporation)

Notes to the Consolidated Financial Statements

August 31, 2014

(Expressed in US dollars)

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

The Company’s financial instruments consist principally of cash, amounts receivable, loans receivable, accounts payable, amounts due from and to related parties, and loans payable. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

The Company has limited operations and is considered to be in the development stage. During the period ended August 31, 2014, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Chuma Holdings Inc.

(formerly Cannamed Corporation)

Notes to the Consolidated Financial Statements

August 31, 2014

(Expressed in US dollars)

3.	Property and Equipment

	Cost $	Accumulated Depreciation $	August 31, 2014 Net Carrying Value $	November 30, 2013 Net Carrying Value $

Computer hardware	4,454	4,382	72	201

4.	Oil and Gas Property

	August 31, 2014 Net Carrying Value $	November 30, 2013 Net Carrying Value $

Proved Property

Acquisition Costs	34,038	34,038
Depletion	(27,303)	(27,303)
Impairment	(4,547)	(4,547)
Disposal	(2,188)	–

Net Carrying Value	–	2,188

On August 1, 2006, the Company acquired a 2.34% non-operating interest in three oil and gas wells located in Oklahoma for $34,038.

On May 30, 2014, the Company entered into an Assignment and Conveyance of Oil and Gas Leases (the “Assignment”). Under the Assignment’s terms, the Company assigned and transferred all of its rights, title and 2.34% interest in and to the oil and gas leases located in Oklahoma in consideration for $10. As a result of the Assignment, the Company no longer owns or has interests in oil and gas properties. During the period ended August 31, 2014, the Company recognized a loss of $2,188 on disposal of the oil and gas assets.

Chuma Holdings Inc.

(formerly Cannamed Corporation)

Notes to the Consolidated Financial Statements

August 31, 2014

(Expressed in US dollars)

5.	Loans Receivable

(a)	On June 27, 2012, the Company entered into a bridge loan agreement with D-Helix Inc. (“D-Helix”), whereby the Company agreed to lend $75,000 to D-Helix. Under the terms of the agreement, the principal amount will be due and payable on the earlier of September 30, 2012 or within ten business days of the closing of a potential share exchange agreement between the Company and D-Helix. The loan is unsecured, bears interest at 10% per annum, and is payable in quarterly installments from September 30, 2012. As of November 30, 2013, the Company recorded a full allowance on the principal amount and accrued interest due to uncertainty of future collection of the loan receivable.

(b)	On June 25, 2014, Cal-West received a secured promissory note from 20 Bear, LLC (“20 Bear”), effective as of May 29, 2014, in the principal amount of $41,865 to acquire agricultural real estate in California which is secured against the promissory note. The note bears interest at 10% per annum and is due on January 15, 2025, with monthly payments of $589 commencing on January 15, 2015. As at August 31, 2014, the Company has recognized accrued interest receivable of $1,082.

(c)	On June 25, 2014, Cal-West received a secured promissory note from Cal-Southridge, LLC (“Southridge”), effective as of June 2, 2014, in the principal amount of $66,380 to acquire agricultural real estate in California which is secured against the promissory note. The note bears interest at 10% per annum and is due on January 15, 2025, with monthly payments of $933 commencing on January 15, 2015. As at August 31, 2014, the Company has recognized accrued interest receivable of $1,642.

(d)	On June 25, 2014, Cal-West received a secured installment note from Orange County Growers Association (“OCGA”) in the principal amount of $160,000. The installment note is secured by OCGA’s interest in machinery, equipment, fixtures, appliances and other assets, bears interest at 10% per annum commencing November 30, 2014, and is due on November 30, 2017, with monthly payments of $5,388 commencing on November 30, 2014. OCGA owns and operates a California medical marijuana dispensary properly organized under the California Attorney General’s guidelines. As at August 31, 2014, the Company has advanced $139,873 under this secured installment note.

(e)	On June 25, 2014, Cal-West received a secured promissory note from Rattlesnake Pine, LLC (“Rattlesnake”), effective as of May 22, 2014, in the principal amount of $122,039 to acquire agricultural real estate in California which is secured against the promissory note. The note bears interest at 10% per annum and is due on January 15, 2025, with monthly payments of $1,721 commencing on January 15, 2015. As at August 31, 2014, the Company has recognized accrued interest receivable of $3,392.

(f)	On June 25, 2014, Cal-West received a secured promissory note from 50 Bear, LLC (“50 Bear”), effective as of May 29, 2014, in the principal amount of $99,789 to acquire agricultural real estate in California which is secured against the promissory note. The note bears interest at 10% per annum and is due on January 15, 2025, with monthly payments of $1,404 commencing on January 15, 2015. As at August 31, 2014, the Company has recognized accrued interest receivable of $2,579.

(g)	On June 25, 2014, Cal-West received a secured promissory note from 3180 Dips, LLC (“3180”), effective as of June 9, 2014, in the principal amount of $74,309 to acquire agricultural real estate in California which is secured against the promissory note. The note bears interest at 10% per annum and is due on January 15, 2025, with monthly payments of $1,042 commencing on January 15, 2015. As at August 31, 2014, the Company has recognized accrued interest receivable of $1,693.

(h)	On July 18, 2014, Cal-West received a secured promissory note from Horizons Partners, LLC (“Horizons”) in the principal amount of $148,075. The note is unsecured, bears interest at 6% per annum, and is due on July 18, 2016. During the nine months ended August 31, 2014, the Company received payment of $1,700 against the note. As at August 31, 2014, the Company has recognized accrued interest receivable of $1,071.

(i)	On May 30, 2014, the Company entered into leasing and property management agreements with each of 20 Bear, Southridge, Rattlesnake, 50 Bear, and 3180 (collectively, the “Owners”). Under the terms of these Agreements, the Company agreed to manage various properties on behalf of the Owners in consideration for monthly management fees of $1,167 per month for an initial term of five years. Beginning as of the effective date of the Agreements and continuing for a period not exceeding 24 months, the management fees may be payable pursuant to revolving promissory notes entered into with each Owner. As at August 31, 2014, the Company has advanced an aggregate of $25,500 for management fees secured under these notes and has recognized accrued interest receivable of $211.

(j)	On July 8, 2014, the Company entered into lease agreements with each of 2131 Inc., 3231 Inc., 5301 Inc., 7141 Inc., and 5621 Inc. (collectively, the “Tenants”) on behalf of each the Owners. Under the terms of these Agreements, the Company agreed to lease out the Owners’ various properties on behalf of the Owners to the Tenants for an initial term of five years. Beginning as of the effective date of the Agreements and continuing for a period not exceeding 24 months, rent may be payable pursuant to revolving promissory notes entered into with each Tenant. As at August 31, 2014, the Company has advanced an aggregate of $24,000 for leasehold improvements secured under these notes and has recognized accrued interest receivable of $193.

Chuma Holdings Inc.

(formerly Cannamed Corporation)

Notes to the Consolidated Financial Statements

August 31, 2014

(Expressed in US dollars)

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

Chuma Holdings Inc.

(formerly Cannamed Corporation)

Notes to the Consolidated Financial Statements

August 31, 2014

(Expressed in US dollars)

6.	Loans Payable (continued)

(l)	On May 5, 2010, the Company entered into a loan agreement for $90,000 which is payable on the earlier of May 5, 2012 or within seven days of the Company completing a financing in excess of $800,000. The amount owing is unsecured and bears interest at 5% per annum. On May 5, 2012, the Company did not repay the note and the note became due on demand.

(m)	On July 16, 2010, the Company entered into a loan agreement for $20,000 which is payable on the earlier of July 1, 2012 or within seven days of the Company completing a financing in excess of $800,000. The amount owing is unsecured and bears interest at 5% per annum. On July 1, 2012, the Company did not repay the note and the note became due on demand.

(n)	On December 2, 2010, the Company entered into a loan agreement for $10,000 which is payable on the earlier of December 5, 2012 or within seven days of the Company completing a financing in excess of $800,000. The amount owing is unsecured and bears interest at 5% per annum. On December 5, 2012, the Company did not repay the note and the note became due on demand.

(o)	On March 15, 2011, the Company received a loan of $29,300, which is payable on the earlier of March 15, 2012 or within 7 days of the Company completing a financing in excess of $1,500,000. The amount owing is unsecured and bears interest at 5% per annum. On March 15, 2012, the Company did not repay the note and the note became due on demand.

(p)	On March 23, 2011, the Company entered into a loan agreement for $20,000 which is payable on the earlier of September 23, 2011 or within 7 days of the Company completing a financing in excess of $800,000. The amount owing is unsecured and bears interest at 5% per annum. On September 23, 2011, the Company did not repay the note and the note became due on demand.

(q)	On July 19, 2011, the Company entered into a loan agreement for $25,000 which is payable on the earlier of July 19, 2012 or within 7 days of the Company completing a financing in excess of $800,000. The amount owing is unsecured and bears interest at 5% per annum. On July 19, 2012, the Company did not repay the note and the note became due on demand.

(r)	On August 31, 2011, the Company entered into a loan agreement for $75,000 which is payable on the earlier of August 31, 2012 or within seven days of the Company completing a financing in excess of $800,000. The amount owing is unsecured and bears interest at 5% per annum. On August 31, 2012, the Company did not repay the note and the note became due on demand.

(s)	On November 14, 2011, the Company entered into a loan agreement for $12,500 which is payable on the earlier of November 14, 2012 or within seven days of the Company completing a financing in excess of $800,000. The amount owing is unsecured and bears interest at 5% per annum. On November 14, 2012, the Company did not repay the note and the note became due on demand.

(t)	On February 29, 2012, the Company entered into a loan agreement for $15,000 which is payable on the earlier of February 28, 2013 or within seven days of the Company completing a financing in excess of $800,000. The amount owing is unsecured, bearing interest at 5% per annum. On February 28, 2013, the Company did not repay the note and the note became due on demand.

(u)	On June 29, 2012, the Company entered into a loan agreement for proceeds of $75,000. The amount owing is unsecured, non-interest bearing, and due on demand.

(v)	On August 29, 2012, the Company entered into a loan agreement for $61,500 which is payable on the earlier of August 29, 2014 or within ten days of the Company completing a financing in excess of $2,000,000. On August 29, 2014, the Company did not repay the note and the note became due on demand.

(w)	On November 2, 2012, the Company entered into a loan agreement for $27,591 (Cdn$30,000) which is payable on the earlier of November 2, 2014 or within ten days of the Company completing a financing in excess of $2,000,000. The amount owing is unsecured and bears interest at 5% per annum.

(x)	On December 24, 2012, the Company entered into a loan agreement for $80,000 which is payable on the earlier of December 24, 2014 or within seven days of the Company completing a financing in excess of $2,000,000. The amount owing is unsecured and bears interest at 5% per annum.

(y)	On July 30, 2013, the Company entered into a loan agreement for proceeds of $54,935. The amount owing is unsecured, non-interest bearing, and due on demand.

(z)	On December 20, 2013, the Company entered into a loan agreement for $30,000 which is payable on the earlier of December 31, 2014 or within ten days of the Company completing a financing in excess of $2,000,000. The amount owing is unsecured and bears interest at 5% per annum.

(aa)	On February 6, 2014, the Company entered into a loan agreement for $10,000 which is payable on the earlier of February 6, 2016 or within ten days of the Company completing a financing in excess of $2,000,000. The amount owing is unsecured and bears interest at 5% per annum.

Chuma Holdings Inc.

(formerly Cannamed Corporation)

Notes to the Consolidated Financial Statements

August 31, 2014

(Expressed in US dollars)

7.	Related Party Transactions

(a)	During the nine months ended August 31, 2014, the Company incurred $4,597 (2013 - $8,840) of management fees to the former Chief Financial Officer (“CFO”) of the Company and a company controlled by the former CFO of the Company. As at August 31, 2014, the Company is owed $966 (Cdn$1,050) (November 30, 2013 – indebted for $6,189 (Cdn$6,573)) from the company controlled by the former CFO of the Company.

(b)	On December 4, 2009, the Company entered into a loan agreement with the former President and current Chief Executive Officer (“CEO”) of the Company for $7,000 which is payable on the earlier of December 4, 2010 or within seven days of the Company completing a financing in excess of $800,000. The amount is unsecured and bears interest at 5% per annum. On December 4, 2010, the Company extended the maturity date of the loan to December 4, 2013. On August 26, 2011, the Company repaid $2,000 of the loan by issuance of 20,000 common shares at $0.0001 per share resulting in a loss on settlement of $52,000.

(c)	During the nine months ended August 31, 2014, the Company incurred $15,000 (2013 - $nil) of management fees to the former President and current CEO of the Company. As at August 31, 2014, the former President and current CEO of the Company owed $12,313 to the Company (November 30, 2013 – $23,893 owed from). These amounts are unsecured, non-interest bearing, and due on demand.

(d)	During the nine months ended August 31, 2014, the Company incurred $4,000 (2013 - $nil) of management fees to the Vice President of Finance of the Company. As at August 31, 2014, the Vice President of Finance owed $112 to the Company (November 30, 2013 – $nil). The amount is unsecured, non-interest bearing, and due on demand.

(e)	As at August 31, 2014, the Company owed $100 (November 30, 2013 – $nil) to the CFO of the Company. The amount is unsecured, non-interest bearing, and due on demand.

8.	Share Capital

(a)	On June 13, 2014, the Company issued 1,870,000 shares of common stock at $0.50 per share for gross proceeds of $935,000.

(b)	On July 16, 2014, the Company issued 50,000 shares of common stock at $0.50 per share for gross proceeds of $25,000.

(c)	On July 17, 2014, the Company issued 50,000 shares of common stock at $0.50 per share for gross proceeds of $25,000.

(d)	On July 18, 2014, the Company issued 50,000 shares of common stock at $0.50 per share for gross proceeds of $25,000.

Chuma Holdings Inc.

(formerly Cannamed Corporation)

Notes to the Consolidated Financial Statements

August 31, 2014

(Expressed in US dollars)

9.	Stock Options

During the nine months ended August 31, 2014, the Company granted 400,000 stock options exercisable at an exercise price of $1.85 per share for 5 years to the CFO of the Company and 400,000 stock options exercisable at an exercise price of $1.65 per share for 5 years to the Vice President of Finance of the Company. The stock options vest at a rate of 25% for the first six months from grant date, and the remainder in equal monthly installments over the next 18 months. During the nine months ended August 31, 2014, the Company recorded stock-based compensation of $357,244, which is recorded in general and administrative expenses.

The weighted average grant date fair value of stock options granted during the nine months ended August 31, 2014 was $1.74 per share.

The weighted average assumptions used for each of the nine months ended August 31, are as follows:

	2014	2013

Expected dividend yield	0%	–
Risk-free interest rate	1.69%	–
Expected volatility	257%	–
Expected option life (in years)	5.00	–

The following table summarizes the continuity of the Company’s stock options:

	Number of Options	Weighted Average Exercise Price $	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $

Outstanding, November 30, 2013	–	–

Granted	800,000	1.75

Outstanding, August 31, 2014	800,000	1.75	4.79	–

Exercisable, August 31, 2014	–	–	–	–

A summary of the changes of the Company’s non-vested stock options is presented below:

	Number of Options	Weighted Average Grant Date Fair Value
		$

Non-vested at November 30, 2013	–	–
Granted	800,000	1.74

Non-vested at August 31, 2014	800,000	1.74

As at August 31, 2014, there was $1,036,063 of unrecognized compensation cost related to non-vested stock option agreements. This cost is expected to be recognized over a weighted average period of 2.16 years.

Chuma Holdings Inc.

(formerly Cannamed Corporation)

Notes to the Consolidated Financial Statements

August 31, 2014

(Expressed in US dollars)

10.	Acquisition Agreement

On November 15, 2013, the Company entered into a Share Exchange Agreement (the “Agreement”) with Dyna Nutra, Inc. (“Dyna”), a Florida corporation, pursuant to which the Company was to acquire 100% of the shares of common stock of Dyna in exchange for the issuance of 67,500,000 restricted shares of common stock of the Company. Upon closing, Dyna was to become a wholly-owned subsidiary of the Company and the Company was to carry on the business of Dyna as its primary business. As the shareholders of Dyna were to obtain the majority of the outstanding shares of the Company upon closing, the acquisition would have been accounted for as a reverse merger or recapitalization of the Company. As such, Dyna would have been considered the acquirer for accounting purposes. The Agreement contained customary representations, warranties and conditions to closing. Closing of the Agreement was to have taken place within 14 days of delivery of audited financial statements of Dyna to the Company. The terms of the Agreement were not fulfilled and the Agreement has been terminated.

11.	Discontinued Operations

On May 30, 2014, the Company disposed of all of its interests in oil and gas properties for consideration of $10 resulting in a loss of $2,188. As a result of the Company’s disposal of its oil and gas properties and a change in direction for the Company’s business, all revenues and expenses related to the oil and gas operations have been classified as discontinued operations.

The results of discontinued operations are summarized as follows:

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	August 31,	August 31,	August 31,	August 31,
	2014	2013	2014	2013
	$	$	$	$

Revenue	–	–	–	56

Operating Expenses

Depletion	–	–	–	2
Oil and gas production costs	–	17	23	290

Total Operating Expenses	–	(17)	(23)	(292)

Net Loss From Discontinued Operations	–	(17)	(23)	(236)

12.	Subsequent Events

(a)	On September 3, 2014, the Company granted 400,000 stock options exercisable at an exercise price of $1.43 per share for 5 years. The stock options vest at a rate of 25% for the first six months from grant date, and the remainder in equal monthly installments over the next 18 months.

(b)	On September 25, 2014, the Company received share subscription proceeds of $100,000 for 200,000 shares of common stock at $0.50 per share.

(c)	On October 16, 2014, the Chief Executive Officer of the Company agreed to return 1,000,000 shares of Series A preferred stock to the Company for cancellation for no consideration.

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

Organizational History

The Company was incorporated in Nevada on February 14, 2006 under the name XTOL Energy Inc. On October 11, 2007, the Company changed its name to LAUD Resources Inc. The Company became MASS Petroleum Inc. through a name change on June 23, 2008. On November 15, 2013, the Company entered into a Share Exchange Agreement (the “SEA”) with Dyna Nutra, Inc., a Florida corporation in the business of manufacturing and distributing energy drinks. Upon closing of the SEA, which ultimately did not occur, Dyna Nutra was to become a wholly-owned subsidiary of the Company. In connection with this transaction, the Company changed its name to Dyna Nutra, Inc. Ultimately, although the name change had gone effective on March 6, 2014, the Company and Dyna Nutra were unable to close the SEA and consummate the contemplated transaction.

On March 19, 2014, the Company requested to withdraw its application with FINRA related to the Dyna Nutra, Inc. name change. Effective April 7, 2014, the Company changed its name to Cannamed Corporation through a merger with a newly formed, wholly-owned subsidiary. During the three months ended August 31, 2014, the Company learned that another entity operating in California uses a name similar to Cannamed Corporation. In order to avoid any confusion and build a unique brand, the Company effectuated a name change to Chuma Holdings, Inc. The name change became effective on August 29, 2014. The Company’s ticker symbol was changed to CHUM.

Previously, the Company’s principal business was the acquisition and exploration of oil and gas properties located in the United States. However, with the same Chief Executive Officer, Jordan Shapiro, in place, the Company began its entry into the legal cannabis industry in the first half of 2014. The Company currently has two subsidiaries, 1849 Holdings, Inc., a California corporation (“1849”), and Cal-Westridge, LLC, a California limited liability company (“Cal-West”). 1849 is a direct, wholly-owned subsidiary, as all outstanding 1849 common stock was issued to the Company. Cal-West is an indirect, wholly-owned subsidiary of Chuma. 1849 is the sole member of Cal-West. The Company currently conducts most of its operations in connection with the legal cannabis industry through these two subsidiaries.

Description of the Company

The Company, through its wholly-owned subsidiaries 1849 and Cal-West, provides financing and turnkey support solutions to lawfully operating participants in the United States’ legal cannabis industry. At this time, the Company’s focus is on California. Although the Company provides services to the industry, it does not grow, transport, harvest, or sell cannabis. Furthermore, it does not currently maintain an ownership interest in any marijuana dispensaries. However, on the financing side, the Company, through its subsidiaries, does offer capital to dispensaries, producers, property owners, and other legal cannabis industry participants. In an industry where traditional banking opportunities are limited, the Company provides lines of credit, property financing, and commercial loans. For example, the Company’s subsidiary, Cal-West, provided financing to five entities for the acquisition of agricultural property in Northern California in exchange for promissory notes. Note 5 to the consolidated financial statements provides the details of these promissory notes. The Company is especially interested in helping entrepreneurs start legal cannabis businesses, as new operations are more likely to be in need of services (e.g., compliance consulting, inventory management, and tax planning) offered by the Company and its experienced team. Some, but not all of these loans, are secured. The Company makes funding available only to those deemed compliant by the Company’s management.

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

The Company also offers management, accounting, human resources, tax planning, and operational consulting. Whether it is advising on terms and conditions of financial or insurance relationships, operations design, or brand development, Chuma can design and rollout customized services for its clients. The Company currently has an Advisory and Consultancy Agreement in place with a legally operating California medical marijuana dispensary. The Company performs services under this contract on an as-needed basis and invoices the client monthly. Hourly billing rates for Company consultants are negotiated on a case-by-case basis.

Chuma, through Cal-West, also offers property management services to landowners in the legal cannabis industry. Cal-West’s property management capabilities include tenant screening, rent collection, property improvements, general maintenance and repair. The Company presently has five Exclusive Leasing and Property Management Agreements with five year terms in place with agricultural landowners. Monthly management fees equal to $1,167 are due Cal-West under each of these five agreements and may be payable by the landowner pursuant to a revolving promissory note for a period not exceeding 24 months. Property management pricing for new clients will vary depending on the type of property and the particular client’s needs.

Plan of Operations

Provided it is able to secure the necessary cash resources, the Company plans to continue its financing activities in Southern California. Specifically, it seeks to provide start-up capital, bridge loans, general working capital, or special project financing for medical marijuana dispensaries, growing operations, and others lawfully operating in Southern California. Simultaneously, the Company seeks to aggressively identify and engage legal cannabis industry participants in California that may benefit from its service offerings by leveraging relationships developed and networks accessed through financing activities. Finally, further development and deployment of the Company’s compliance package is also planned over the next two to three quarters.

Liquidity and Capital Resources

As of August 31, 2014, the Company had cash in the amount of $32,284, as compared to $9,119 at November 30, 2013. The Company had a working capital deficit of $797,595 as of August 31, 2014. The Company’s working deficit increased when compared to the last fiscal year end. As of November 30, 2013, the Company had a working deficit of $760,353.

The Company’s net loss of $637,979 for the nine months ended August 31, 2014 was funded largely by proceeds from private placement subscriptions. For the nine months ended August 31, 2014, net cash of $1,022,200 was provided by financing activities, compared to $51,474 during the same period in 2013.

The Company used net cash of $276,405 in operating activities for the nine months ended August 31, 2014. During the same period in 2013, we used net cash of $55,442. It should also be noted that the Company used net cash of $722,630 in investing activities. During the nine months ended August 31, 2013, the Company did not use cash in connection with investing activities. Many of the Company’s borrowers are not required to begin making payments to the Company until January 2015. Similarly, recipients of property management services provided revolving promissory notes in lieu of cash payments which have maturity dates up to 25 months in the future. This will impair the Company’s liquidity until payments are made under these instruments. Considering the Company’s net cash used in both operating and investing activities for the nine months ended August 31, 2014, the Company had a monthly cash requirement of approximately $111,004. The Company will need additional financing in order to continue with its business plan. There can be no guarantee that financing will be available. Even if available, there can be no assurances that the terms will be acceptable.

Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of the Company’s business plan in the legal cannabis industry, investor sentiment generally towards legal cannabis, legalization of medicinal and recreational use across the United States, and regulatory action in the legal cannabis industry. These factors and others may make the timing, amount, terms, and conditions of additional financing unattractive or unavailable to the Company. If the Company cannot raise enough to fund its business plan related to the legal cannabis industry, the Company will need to significantly reduce spending, slow or cease investment activities, delay or cancel planned activities, or substantially change its business plan. In such an event, the Company intends to implement expense reduction plans in a timely manner. However, these actions would have a material adverse effect on the Company, its operating results, and its prospects, resulting in a possible failure of its business and cessation of operations.

Results of Operations for the Three Months Ended August 31, 2014 as Compared to the Three Months Ended August 31, 2013

The Company produced $33,500 in revenue during the three months ended August 31, 2014. This revenue resulted from property management and service agreements. No revenue was generated during the same period in 2013.

The Company incurred operating expenses in the amount of $497,114 for the three months ended August 31, 2014, compared to $15,087 for the same period in 2013. This represents an increase of $482,027. The change can be attributed to a $482,074 increase in general and administrative expenses. Specifically, the Company recorded stock-based compensation equal to $288,052 in connection with stock options granted to the Company’s Chief Financial Officer and Vice President of Finance . In addition to stock-based compensation, general and administrative expenses consist of professional fees, management and consulting fees, bank charges, travel, meals, entertainment, rent, office maintenance, communications, postage, and office supplies.

In addition to operating expenses, the Company incurred interest expenses of $7,686 for the three months ended August 31, 2014, as compared to $7,148 for the same period in 2013. Interest income of $1,908 was recorded during the three months ended August 31, 2013 compared to $11,864 for the three months ended August 31, 2014. The details of this interest income are set forth in Note 5 to the Consolidated Financial Statements.

The Company’s net loss for the three months ended August 31, 2014 was $459,436, as compared to $20,344 for the three months ended August 31, 2013. This increase can be attributed to the large increase in general and administrative expenses.

The weighted average number of shares outstanding was 54,351,299 for the three months ended August 31, 2014 and 52,656,000 for the three months ended August 31, 2013.

Results of Operations for the Nine Months Ended August 31, 2014 as Compared to the Nine Months Ended August 31, 2013

The Company generated $33,500 in revenue during the nine month period ended August 31, 2014 compared to $nil in 2013.  This revenue resulted from property management and service agreements.

The Company incurred operating expenses in the amount of $658,394 for the nine months ended August 31, 2014, compared to $69,568 for the same period in 2013. This represents an increase of $588,826. The change can be attributed to a substantial increase in general and administrative expenses during the nine months ended August 31, 2014. The Company recorded stock-based compensation equal to $357,244 in general and administrative expenses during this period. In addition to stock-based compensation, general and administrative expenses consist of professional fees, management and consulting fees, bank charges, travel, meals, entertainment, rent, office maintenance, communications, postage, and office supplies.

In addition to operating expenses, the Company incurred interest expense of $22,738 for the nine months ended August 31, 2014, as compared to $21,291 for the same period in 2013. Interest income of $11,864 was recorded during the nine months ended August 31, 2014 compared to $5,648 for the nine months ended August 31, 2013. The details of this interest income are set forth in Note 5 to the Consolidated Financial Statements.

Our net loss for the nine months ended August 31, 2014 was $637,979, as compared to $85,447 for the nine months ended August 31, 2013. This increase can be attributed to the large increase in general and administrative expenses.

The weighted average number of shares outstanding was 53,225,134 for the nine months ended August 31, 2014 and 52,656,000 for the nine months ended August 31, 2013.

Item 3.

Quantitative and Qualitative Disclosure About Market Risk.

The Company is not required to provide the information requested by this item.

Item 4.

Controls and Procedures.

An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, has concluded that, as of August 31, 2014, our disclosure controls and procedures were effective.

In the quarter ended August 31, 2014, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company is not required by current SEC rules to include, and does not include, an auditor’s attestation report.  Saturna Group Chartered Accountants LLP, the Company’s independent registered public accounting firm, has not attested to Management’s  reports and assertions regarding the validity and accuracy of the Company’s internal controls over financial reporting.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended August 31, 2014, the Company conducted private placements of its common stock at $0.50 per share. The Company received proceeds from subscriptions equal to $205,000 during the reporting period as a result of these private placements of common stock. During the three months ended August 31, 2014, the Company issued 2,020,000 shares to subscribers, of which $805,000 of the subscription proceeds were received as at May 31, 2014. The Company relied upon exemptions found in Regulation S and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3.

Defaults Upon Senior Securities.

There have been no defaults upon senior securities during the quarter ended August 31, 2014.

Item 4.

Mine Safety Disclosures.

Not applicable.

Item 5.

Other Information.

On October 16, 2014, the Company entered into a Share Surrender Agreement with its Chief Executive Officer and Director, Jordan Shapiro. Under the terms of the Share Surrender Agreement, Mr. Shapiro agreed to return all 1,000,000 Series A preferred shares to the Company for cancellation. Mr. Shapiro owned all issued and outstanding shares of Series A preferred stock, which had super-voting rights (i.e., 1,000 to 1). The Company did not provide cash or stock in consideration of this surrender.

Item 6.

Exhibits.

Number	Exhibit
10.1	Employment Agreement between Chuma Holdings, Inc. and Jordan Shapiro
10.2	Employment Agreement between Chuma Holdings, Inc. and Vinisha Agnihotri
10.3	Form of Option Agreement between Chuma Holdings, Inc. and Vinisha Agnihotri
10.4	Share Surrender Agreement between Chuma Holdings, Inc. and Jordan Shapiro
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHUMA HOLDINGS, INC.
Date: October 30, 2014	By:	/s/ Jordan Shapiro
Jordan Shapiro
Chief Executive Officer

Date: October 30, 2014	By:	/s/ Paul Shively
Paul Shively
Chief Financial Officer

