Form 10-Q/A
period 2014-08-31
CHUMA HOLDINGS, INC.
filed 2014-10-31
CIK 1388982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 31, 2014 (the “10-Q”), is to furnish the Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K. No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

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

Item 6.

Exhibits.

Number	Exhibit
10.1*	Employment Agreement between Chuma Holdings, Inc. and Jordan Shapiro
10.2*	Employment Agreement between Chuma Holdings, Inc. and Vinisha Agnihotri
10.3*	Form of Option Agreement between Chuma Holdings, Inc. and Vinisha Agnihotri
10.4*	Share Surrender Agreement between Chuma Holdings, Inc. and Jordan Shapiro
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

* Filed previously with Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHUMA HOLDINGS, INC.
Date: October 31, 2014	By:	/s/ Jordan Shapiro
Jordan Shapiro
Chief Executive Officer

Date: October 31, 2014	By:	/s/ Paul Shively
Paul Shively
Chief Financial Officer

