Form 10-K
period 2014-11-30
CHUMA HOLDINGS, INC.
filed 2015-03-17
CIK 1388982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission file number 000-53447

CHUMA HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

NEVADA	20-5893809
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

20945 Devonshire Street, Suite 208

Chatsworth, CA 91311

(Address of principal executive offices) (Zip Code)

(702) 751-8455

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001

Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer o         Accelerated filer o         Non-accelerated filer o        Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of Common Stock held by non-affiliates of the Registrant on February 20, 2015 was $24,313,019 based on the closing price of such shares of $0.37 on February 20, 2015.

At March 17, 2015 there were 65,710,864 shares of the Registrant’s common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this Annual Report on Form 10-K and other filings of the Registrant under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as information communicated orally or in writing between the dates of such filings, contains or may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  Forward-looking statements in this Annual Report on Form 10-K, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results.  Among these risks, trends and uncertainties are the availability of working capital to fund our operations, the competitive market in which we operate, the efficient and uninterrupted operation of our computer and communications systems, our ability to generate a profit and execute our business plan, the retention of key personnel, our ability to protect and defend our intellectual property, the effects of governmental regulation and other risks identified in the Registrant’s filings with the Securities and Exchange Commission from time to time.

In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology.  Although the Registrant believes that the expectations reflected in the forward-looking statements contained herein are reasonable, the Registrant cannot guarantee future results, levels of activity, performance or achievements.  Moreover, neither the Registrant, nor any other person, assumes responsibility for the accuracy and completeness of such statements.  The Registrant is under no duty to update any of the forward-looking statements contained herein after the date of this Annual Report on Form 10-K.

Unless otherwise noted, references to “Chuma,” “CHUM,” the “Company,” “we,” “our,” or “us” means Chuma Holdings, Inc., a Nevada corporation.

2

CHUMA HOLDINGS, INC.

PART I

ITEM 1.   BUSINESS

Company Background

Pre Cannabis Industry

The Company was incorporated in Nevada on February 14, 2006, under the name XTOL Energy Inc. On October 10, 2007, the Company changed its name to LAUD Resources Inc. On June 23, 2008, the Company changed its name to MASS Petroleum Inc. through a name change.

On November 15, 20l3, the Company entered into a Share Exchange Agreement with Dyna Nutra, Inc., a Florida corporation ("Dyna"), where the Company would change its name to Dyna and carry on the business of Dyna as its primary business.  On March 6, 2014, the name change merger between the Company and Dyna took effect in the State of Nevada, and the Company’s name became Dyna Nutra, Inc. Ultimately, although the name change had gone effective with the State of Nevada, the Company and Dyna Nutra were unable to close the Share Exchange Agreement and consummate the contemplated transaction. On March 19, 2014, the Company requested to withdraw its application with the Financial Industry Regulatory Authority (“FINRA”) regarding this name change.

Until the Company’s entry into the Cannabis Industry, the Company’s principal business was the acquisition and exploration of oil and gas properties located in the United States. In fact, effective May 30, 2014, the Company assigned its only remaining oil and gas interests, a 2.34% non-operating interest, to a third party. Now, the Company’s principal business focuses on financing, servicing and certification solutions in the legal cannabis industry.

Entry into the Cannabis Industry

On March 20, 2014, the Company’s Board of Directors approved an Agreement and Plan of Merger to merge with a newly formed, wholly-owned subsidiary, CannaMed Corporation. The purpose of this merger, and the incorporation of the subsidiary, was solely to effectuate a name change. The Company remained the surviving entity. The name change to CannaMed Corporation became effective on April 7, 2014. The Company was quoted over the counter under the symbol MDMJ until August 29, 2014. At this time, the Company became aware of a California company operating in the cannabis sector with a similar name, Cannamed. In order to avoid confusion between these two entities, the Company rebranded its name to, Chuma Holdings, Inc. The name change was accomplished through a merger with the Company's wholly-owned subsidiary, Chuma Holdings, Inc., that became effective on August 29, 2014.  CannaMed Corporation is the surviving entity in the merger, but it will continue with the new name, Chuma Holdings Inc., and new ticker symbol (CHUM). Only the Company's name was changed in the Articles of Incorporation. In connection with the name change, FINRA assigned the Company a new CUSIP number (171326101).

Company Overview

General

Chuma Holdings, Inc. is a public company incorporated in Nevada, with its principal place of business in Chatsworth, California. The Company is quoted on the OTCBB as CHUM. Chuma and its wholly-owned subsidiaries, 1849 Holdings, Inc.,  Cal-Westridge, LLC, Paul Shively & Associates, Inc., and California Acquisitions Group, Inc. provide turnkey support solutions to the legal cannabis industry. We provide “seed to sale” key business services including:

•

Funding and Financing Solutions

•

Compliance Consulting and Certification Solutions

•

Dispensary and Retail Solutions

•

Commercial Production and Equipment Build Out Solutions

•

Banking and Payment Processing Solutions

•

Multichannel Supply Chain Solutions

•

Branding, Marketing and Sales Solutions

•

Research and Development Solutions

•

Consumer Product Solutions

Chuma is expanding throughout California and presently intends to bring its array of services to each new state that legalizes the use of cannabis according to appropriate state and federal laws.

At this time, Chuma does not grow, process, own, handle, transport, or sell marijuana as the Company is organized and directed to operate strictly in accordance with all applicable state and federal laws. As the legal environment changes in California and other states, the Company’s management may explore business opportunities that involve ownership interests in dispensaries and growing operations if and when such business opportunities become legally permissible under applicable state and federal laws.

Services and Markets

To date, we have provided financing for one California medical marijuana dispensary. We’ve also provided financing for the acquisition of five agricultural properties in Northern California. We have multiple service contracts in place in areas in the following sectors:

Funding and Financing Solutions

Our goal is to become the funding and financing service partner of choice in the legal California cannabis market before expanding nationwide if and when applicable state and federal laws  allow us to do so. We offer financing and financial aid to collectives, dispensaries, producers, and product businesses in the legal cannabis industry with alternative funding and financing solutions. In the evolving legal cannabis industry, where traditional banking opportunities are grossly limited, we step in to provide the “traditional” bank lending services; lines of credit, property financing, and/or commercial loans. Businesses and individuals seeking funding and financing solutions are qualified and scored based on their experience, current operations, financial records, and compliance grades given by our proprietary compliance engine that complies with all state governance rules. After this evaluation, we assign them a Chuma Compliance Index (“CCI”) Score, a 130 point rating system that determines their eligibility for assistance. This score helps us determine which service and financing package we are able to offer to these businesses or individuals.

Chuma Certification and Compliance Solutions

Led by Mr. Paul Shively, our compliance team guides our clients through the complex and ever-changing legal landscape regarding the legal cannabis industry. Legal cannabis retail, production, and product manufacturers must comply with all regulations in the highly governed legal cannabis industry, as local and state laws dictate different business requirements. Since complying with applicable laws can be complex, we help service our clients in areas such as entity selection, internal bookkeeping, government reporting, and inventory and patient records tracking in order to help our clients be compliant.

Commercial Build Out and Dispensary Solutions

In addition, we offer turnkey build-out and commercial services to our clients. Whether it is financial assistance, real estate consulting, operations design, or building construction, our Company helps design and rollout customized services for our clients. We also offer traditional business services to dispensaries as well. These services include human resources, payroll, workers compensation, donation accounting, tax planning, government audit preparation, and succession strategies. It is important to note that we are not a “one size fits all” organization, but are committed to custom tailored solutions for legal cannabis industry participants.

Supply Chain Solutions

We offer assistance in the design, planning, and execution of supply chain control and monitoring systems for legal cannabis retail and production facilities. Our objective is to create overall value for our book of contracts, build a competitive infrastructure, coordinate logistics, and assist in providing metrics to synchronize supply and demand, while monitoring, measuring and reporting performance. We are currently compiling a catalogue of unique products and pricing that Chuma can offer to all industry participants.

Branding, Marketing, and Sales Solutions

Our sales team assists clients in developing effective branding geared towards enhancing distribution networks. Our team works closely with operations personnel to ensure that both the products and the client are fulfilling the promises made to their customers. We continue to examine brand licensing agreements in this uncertain legal climate, the value of brand intellectual property, and master distribution channels. We are able to earn fees based on providing solutions to matters such as packaging, sales, marketing support, brand licensing, product book development, and other valuable services.

Banking and Payment Processing Solutions

Currently, the legal cannabis industry in California transacts an estimated $1.1 billion in sales annually where most of these transactions are done exclusively in cash. This problem presents a business opportunity for our Company.

We are currently evaluating both an internal solution, and a third party payment processing system to resolve our clients’ cash problems. Our in-house solution, developed via our wholly-owned subsidiary, provides a pre-approved industry credit and debit card processing platform. Key features of the system include: support for online, in-store, smartphone, tablet, and cloud-based architecture that is PCI compliant, 128 bit encryption and SSL certificates. We are currently trying to tackle the issue of Verified by VISA and MasterCard Secure Code.

Competition

We compete for industry participants with other companies that offer similar services. We anticipate that competition will increase, and will increase even more if and when applicable state and federal laws change the legal landscape of the cannabis industry.

While there is no clear leader or one distinct competitor in the Los Angeles or California marketplace that provides turnkey solutions to the legal cannabis industry, the existing 134 dispensaries and production facilities operate in what has been coined “a cottage industry”. Accordingly, it is essential that Chuma continue to expand and develop services that are valuable to our clients. We believe that we can become a market dominant brand, but there can be no assurance that we will be successful in accomplishing our business initiatives, or that we will be able to maintain significant levels of revenues, or recognize net income for providing our services.

Subsidiaries

1849 Holdings, Inc. (“1849”), a California corporation, is a wholly-owned subsidiary of the Company. 1849 offers turnkey support services for the legal cannabis industry.

Cal-Westridge, LLC (“Cal-West”) is a wholly-owned subsidiary of 1849 Holdings, Inc. Accordingly, Cal-West is an indirect, wholly-owned subsidiary of the Company. Cal-West is a financing, real estate and equipment lender focused on servicing compliant participants in the legal cannabis industry in California.

Paul Shively and Associates, Inc., (“PSA”) a Nevada corporation, is a wholly-owned subsidiary of the Company. PSA is a corporate compliance and administrative services entity focused upon servicing the legal cannabis industry operating in California. Among other things, PSA assists legal cannabis industry participants with bookkeeping, tax planning, payroll, human resources, and compliance services.

California Acquisitions Group, Inc., (“CAGI”) a California corporation, focuses on providing services to the legal cannabis industry operating in California. Among other things, CAGI assists legal cannabis industry participants with finance, regulatory compliance, human resources, and other services.

Intellectual Property and Proprietary Rights

Our intellectual property and proprietary rights consist of, among other things, client databases, marketing intellectual property, operational and agricultural technology, industry network and database, trade secrets and others.

We have a policy of entering into confidentiality and non-disclosure agreements with our employees and some of our vendors and customers as we deem necessary. These agreements and policies are intended to protect our intellectual property, but we cannot ensure that these agreements or the other steps we have taken to protect our intellectual property will be sufficient to prevent theft, unauthorized use or adverse infringement claims. We cannot prevent piracy of our methods and features, and we cannot fully determine the extent to which our methods and features are being pirated.

Research and Development

We have not spent any amounts on research and development activities.

Government Regulations

Currently, there are 23 states plus the District of Columbia that have laws and/or regulations that recognize, in one form or another, legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering similar legislation. Conversely, under the Controlled Substance Act (the “CSA”), the policies and regulations of the Federal government and its agencies are that cannabis has no medical benefit and a range of activities including cultivation and the personal use of cannabis is prohibited. Unless and until Congress amends the CSA with respect to medical marijuana, there is a risk that federal authorities may enforce current federal law, and we may be deemed to be in violation of the CSA.

Employee and Consultants

Chuma currently has twelve employees and contractors.

ITEM 1A.     RISK FACTORS

You should consider each of the following risk factors and any other information set forth in this Annual Report, including our financial statements and related notes, in evaluating our business and prospects. Current reports and more recent SEC filings should also be considered. The risks and uncertainties described below are not the only ones that impact our operations and business. Additional risks and uncertainties not presently known to us, or that we currently consider immaterial, may also impair our business or operations. If any of these risks, uncertainties, and other factors actually occurs, it could materially and adversely affect our business, financial condition, results of operations, cash flows, or prospects. In that case, the value of the Company’s common stock could decline, and you may lose all or part of your investment.

Risks Related to the Company

Substantial doubt exists about our ability to continue our business as a going concern.

We believe our current capital is insufficient to develop our business, execute our business strategy, and satisfy our near-term working capital requirements. If we fail to raise sufficient capital, we will likely need to raise additional financing in order to continue to implement our business model.  If such funds are not available to us, we may be forced to curtail or cease our activities, which would likely result in the loss to our investors of all or a substantial portion of their investment. These conditions create uncertainty as to our ability to continue as a going concern.

The Company has a limited operating history in the legal cannabis industry.

Although Company personnel collectively have years of experience in the legal cannabis industry, the Company’s operations in this industry constitute a new venture.  Our entry into this industry commenced during the first quarter of 2014. As a result, the Company has no historical financial information on which an investor can evaluate the prior performance of the Company. While we have closed certain financing transactions, our business largely depends on our ability to recruit legal cannabis industry participants and enter consummate service contracts with them. We are subject to all of the business risks and uncertainties associated with any new business, including the risk the we will not achieve our business objectives.

We just started the initial stages of our business plan. As a result, it is very difficult to evaluate the likelihood that we will be able to operate the business successfully.

There is no assurance of planned growth, and our inability to grow could adversely affect operating results.

We believe our future operating results will depend largely on our ability to increase our penetration in California and in states where cannabis is legalized in the future. Additional personnel and assets may be required to execute those actions. There can be no assurance that we will successfully expand and operate profitably. Our expansion plans will likely result in increased operating expenses in the future. Results of operations may therefore be adversely affected during this expansion within California and in other states at some time in the future. There can be no assurance that we will anticipate and respond effectively to all of the changing demands that our expanding operations will have on our management, financing activities, suite of services, and industry as a whole. The failure to adapt our financing and service solutions could have a material adverse effect on our results of operations and financial condition. There is no assurance that we will successfully achieve our planned expansion or, if achieved, that the expansion will result in profitable operations.

In the performances of certain services we can provide, we will need to rely on third parties whose actions may be beyond our control.

We currently offer or intend to offer a broad suite of services to clients that may involve the use of third party independent contractors or service providers. While management will ensure these entities are fully vetted, actions of these third parties are beyond our control. If these third parties are unable to perform, make a mistake, or render services that do not meet the clients’ expectation, then this will have a negative impact on our brand and may impair our ability to close new service contracts. This eventuality would negatively affect our financial results.

We may be unable to establish a market for our services.

It will take a substantial amount of time and resources to achieve broad market acceptance of our service offerings and financial products.  While the cannabis industry represents an untested new and emerging market, our service offerings are in an early stage of development. We also may be offering services that have benefits not immediately known to prospective clients. As a result, demand for and market acceptance of our services is highly uncertain and subject to significant risk. Customers and potential partners may perceive little or no benefit from the certain services offered by us.  Our efforts to establish a market for our services may also encourage the development of competitors. We cannot guarantee that a broad base of customers will ultimately avail themselves of the Company’s offerings.

We will continue to need additional financing to carry out our business plan. Such funds may not be available to us, which lack of availability could reduce our operating income, product development activities, and future business prospects.

We likely will need to obtain significant additional funding to successfully continue our business in California and elsewhere. At present, we do not have committed sources of additional capital, and there can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all.  Furthermore, the sale of additional equity or convertible debt securities may result in additional dilution to existing stockholders and our investors. If adequate additional funds are not available, we may be required to delay, reduce the scope of, or eliminate material parts of the implementation of our business strategy. This limitation would impede our growth and could result in a contraction of our operations, which would reduce the Company’s operating income, product development activities, and future business prospects.

Our future success depends on our ability to grow and expand our client base.  The failure to achieve such growth or expansion could materially harm our business.

Our success and the planned growth and expansion of our legal cannabis financing and service solutions will depend on achieving acceptance of our offered turnkey services and expanding our client base. There can be no assurance that clients in Los Angeles and elsewhere will enter into service agreements or that we will continue to expand.  If we are unable to effectively market or expand the service offerings, we will be unable to grow and expand our legal cannabis service and financing business strategy. This could materially impair our ability to increase sales and revenue.

If the Company incurs substantial liability from litigation, complaints, or enforcement actions resulting from misconduct by our borrowers or service clients (“Material Parties”), the Company’s financial condition could suffer.

To the extent feasible, the Company will require that Material Parties comply with applicable law and with our policies and procedures.  Although the Company will use various means to address misconduct by Material Parties, it will still be difficult to detect and correct all instances of misconduct. Violations of applicable law or the Company’s policies and procedures by Material Parties could lead to litigation, formal or informal complaints, enforcement actions, and inquiries by various federal, state, or foreign regulatory authorities against the Company and/or Material Parties. Litigation, complaints, and enforcement actions involving the Company and Material Parties could consume considerable amounts of financial and other corporate resources, which could have a negative impact on the Company’s sales, revenue, profitability and growth prospects. As of the date of this report, we have not been, and are not currently, subject to any material litigation, complaint or enforcement action regarding Material Party misconduct by any federal, state or foreign regulatory authority.

The Company’s future success depends on its ability to meet and understand federal and state regulation and compliance guidelines.  The Company failure to meet such and understand compliance and regulatory requirements could materially harm its business.

Legal cannabis is highly regulated on the federal, state, and local levels. An important part of the Company’s business plan is for the Company itself to be compliant of such laws and provide compliance services to industry participants.  If the Company is found to be out of compliance with any applicable laws on federal, state, or local levels, then it would likely materially impair the Company’s reputation, existing contracts, and credibility in the market. Furthermore, if the Company misinterprets or incorrectly advises a client on complex regulatory issues in this ever-changing legal environment, this could materially impair the Company’s ability to expand its client base, increase sales, and revenue. Under either of these scenarios, the Company may be subjected to regulatory action or a lawsuit, which could necessitate very large expenditures of both human and financial resources. This would hinder the Company’s ability to effectively execute its business plan, generate revenue, and continue as a going concern.

The Company’s forecasts are highly speculative in nature and it cannot predict results with a high degree of accuracy.

Any financial projections, especially those based on ventures with minimal operating history, are inherently subject to a high degree of uncertainty, and their ultimate achievement depends on the timing and occurrence of a complex series of future events, both internal and external to the enterprise. There can be no assurance that potential revenues or expenses the Company projects will, in fact, be received or incurred.

Federal regulation and enforcement may adversely affect the implementation of cannabis laws and regulations may negatively impact our revenues and profits.

Currently, there are twenty three states plus the District of Columbia that have laws and/or regulation that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering legislation to similar effect.  In addition, four states have laws and/or regulations that permit the recreational use of cannabis.  Many other states are considering legislation to similar effect.  As of the date of this report, the policy and regulations of the federal government and its agencies is that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited on the basis of federal law and may or may not be permitted on the basis of state law. Active enforcement of the current federal regulatory position on cannabis on a regional or national basis may directly and adversely affect the willingness of Company clients to use the services of or accept financing from the Company that may be used in connection with operating in the legal cannabis industry. Active enforcement of the current federal regulatory position on the legal cannabis industry may thus indirectly and adversely affect revenues and profits of Company.

Prospective customers may be deterred from doing business with a company with a significant nationwide online presence because of fears of federal or state enforcement of laws prohibiting possession and sale of medical or recreational marijuana.

Our website is visible in jurisdictions where medicinal and/or recreational use of cannabis is not permitted and, as a result, we may be found to be violating the laws of those jurisdictions. We could lose potential customers as they could fear federal prosecution for the services we provide.

The Company may provide services to and potentially handle monies for businesses in the legal cannabis industry.

Selling or distributing medical or retail cannabis is deemed to be illegal under the Federal Controlled Substances Act even though such activities may be permissible under state law. A risk exists that our lending and services could be deemed to be facilitating the selling or distribution of cannabis in violation of the federal Controlled Substances Act, or to constitute aiding or abetting, or being an accessory to, a violation of that Act. Such a finding, claim, or accusation would likely severely limit the Company’s ability to continue with its operations and may result in our investors losing all of their investment in our Company.

The Company is subject to evolving and expensive corporate governance regulations and requirements. Our failure to adhere to these requirements or the failure or circumvention of our controls and procedures could seriously harm our business.

The Company’s shares are publicly traded, and therefore, we are subject to various federal, state, and other rules and regulations, including applicable requirements of the Sarbanes-Oxley Act of 2002. Compliance with these evolving regulations is costly and requires a significant diversion of management time and attention, particularly with regard to our disclose procedures. Our internal controls and procedures, while monitored, may not be able to prevent errors or fraud in the future. Faulty judgments, simple errors or mistakes, or the failure of our personnel to adhere to the established controls and procedures, may make it difficult for us to ensure that the objectives of the control system are met. A failure of our controls and procedures to detect other than inconsequential errors or fraud could seriously harm our business and results of operations.

Many large banking institutions will not make loans or extend lines of credit to legal cannabis industry participants, which we have done and which we will continue to do.

The Company is trying to fill a void left by traditional banking institutions. Since cannabis is prohibited by the federal government, and likely for numerous other reasons, many traditional banking institutions will not loan money to or do business with legal cannabis industry participants. The Company has also seen evidence that banking institutions are worried that loan collateral associated with legal cannabis may be put at risk because of its connection with the industry. The Company is entering a business that other well-funded financial institutions deem risky. The Company’s lending activities may subject it to enforcement actions. Further, enforcement actions related to the Company or a borrower could jeopardize the Company’s collateral (e.g., real estate securing repayment of certain promissory notes). Legal cannabis lending is a high risk business activity, and investors should consider this before investing in our Company. Enforcement actions or other legal proceedings involving the Company or a borrower would materially harm the business and results of operations.

The legal cannabis industry faces an uncertain legal environment on state, federal, and local levels.

Although we continually monitor the most recent legal developments affecting the legal cannabis industry, the legal environment in California and elsewhere could shift in a manner not currently contemplated by the Company. For example, while we think there will always be a place for compliance-related services, broader state and federal legalization could render the compliance landscape significantly less technical, which would render our suite of compliance services less valuable and marketable. Lending money to legal cannabis participants could also be subject to legal challenge if the federal government or another jurisdiction decides to more actively enforce applicable laws. These unknown legal developments could directly and indirectly harm our business and results of operations.

Profit sharing, distributions, and equity ownership in California medical marijuana dispensaries and growing operations are not permissible.

The Company does not currently maintain an ownership interest in legal cannabis dispensaries or growing operations in California or elsewhere. We believe such ownership is not permitted by applicable law. Investors should be aware that the Company will not engage in such activity until such time as it is legally permissible. If the applicable laws make it so that the Company is unable to own interests in legal cannabis dispensaries in growing operations ever, the Company may not be able to attain its financial projections, and thus, this would directly and indirectly harm our business and results of operations.

Our trade secrets may be difficult to protect.

Our success depends upon the skills, knowledge, and experience of our personnel, our consultants, and advisors. Because we operate by providing services to legal cannabis industry participants, we rely in part on trade secrets to provide such services and to identify industry participants. However, trade secrets are difficult to protect. We try to protect our trade secrets by entering into confidentiality or non-disclosure agreements with certain partners, employees, consultants, and other advisors. These agreements generally require that the receiving party keep confidential, and not disclose to third parties confidential information developed by the receiving party or made known to the receiving party by us during the course of the receiving party’s relationship with us.

These confidentiality, non-disclosure, and other similar agreements may be breached and may not effectively assign intellectual property rights to us. Our trade secrets also could be independently discovered by competitors, in which case we would not be able to prevent the use of such trade secrets by our competitors. The enforcement of a claim alleging that a party illegally obtained and was using our trade secrets could be difficult, expensive, and time consuming, and the outcome would be unpredictable. The failure to obtain or maintain meaningful trade secret protection could adversely affect our competitive position.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.        PROPERTIES

Our corporate offices are located at 20945 Devonshire St. Suite 208, Chatsworth CA 91311. We can be reached by phone at 1 (702) 751-8455 and by email at corporate@chuma.us.

ITEM 3.        LEGAL PROCEEDINGS

We know of no material pending or active legal proceedings to which we are a party or concerning any of our properties.

We are not aware of any legal proceedings contemplated by any governmental authority against us.

ITEM 4.        MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on OTCBB under the symbol “CHUM”. Our common shares became eligible for quotation on the OTC Bulletin Board on July 9, 2007, but no trades were made until October 4, 2007.

Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure our investors that there will be a market in the future for our common stock.

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

The closing price of our common stock on November 30, 2014 was $1.05 per share. The following table shows the high and low closing price of our common shares on the OTC Bulletin Board for each quarter during our most recent fiscal year. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

From the Year Ended November 30, 2014

Period	High ($)	Low ($)
December 1, 2013 – February 28, 2014	6.49	1.64
March 1, 2014 – May 30, 2014	3.49	0.90
June 1, 2014 – August 31, 2014	2.00	1.35
September 1, 2014 – November 30, 2014	1.49	0.90

Holders

As of February 20, 2015, there were approximately 120 holders of record of our common stock As of February 20, 2015, the number of outstanding shares of our common stock was 65,710,864.

Dividends

No dividends were declared on Chuma’s common stock in the year ended November 30, 2014. It is also anticipated that cash dividends will not be declared on Chuma’s common stock in the foreseeable future.  Our dividend policy is subject to the discretion of our board of directors and depends upon a number of factors, including operating results, financial condition and general business conditions.  Holders of common stock are entitled to receive dividends as, if and when declared by our board of directors out of funds legally available therefor. We may pay cash dividends if net income available to stockholders fully funds the proposed dividends, and the expected rate of earnings retention is consistent with capital needs, asset quality, and overall financial condition.

Equity Compensation Plans

We have not implemented any equity compensation plans for the fiscal year ended November 30, 2014.

However, on May 14, 2014, the Company’s Board of Directors (the “Board”) granted 400,000 stock options to Mr. Paul Shively, the Company’s Chief Financial Officer and Board member, to purchase the Company’s common stock. The options were granted at the market price of the Company’s common stock at close of business ($1.85) on May 2, 2014. 100,000 shares underlying the option vested and became exercisable on October 28, 2014, which was the six month anniversary date of Mr. Shively’s employment agreement. Starting on April 28, 2015, the remaining 300,000 shares underlying the option will vest and become exercisable in equal monthly installments over the following 18 months.

On July 29, 2014, the Board authorized the Company to grant 400,000 stock options to Ms. Vinisha Agnihotri, the Company’s Vice President of Finance, to purchase the Company’s common stock. The options were granted at the market price of the Company’s common stock at close of business ($1.65) on July 29, 2014. 100,000 shares underlying the option vests and will become exercisable on January 29, 2015, which is the six month anniversary date of Ms. Agnihotri’s employment agreement. However, none of Ms. Agnihotri’s 400,000 stock options vested since Ms. Agnihotri resigned from her position effective December 15, 2014. Since Ms. Agnihotri’s resigned from the Company before her initial stock options vested, Ms. Agnihotri’s entire 400,000 stock options have been terminated.

On September 3, 2014, The Board authorized the Company to grant 400,000 stock options to Mr. Kevin Wright, the Company’s President and Board member, to purchase the Company’s common stock. The options were granted at the market price of the Company’s common stock at close of business ($1.46) on September 3, 2014. 100,000 shares underlying the option vests and become exercisable on March 2, 2015, which is the six month anniversary date of Mr. Wright’s employment agreement. Starting on September 2, 2015, the remaining 300,000 shares underlying the option will vest and become exercisable in equal monthly installments over the following 18 months.

Recent Sales of Unregistered Securities and Use of Proceeds

On September 6, 2014, the Company entered into an agreement with an entity to coordinate meetings and introduce the Company to institutional investors. IBIS Group, LLC was issued 40,000 shares of the Company’s common stock for providing such services to the Company.

On September 24, 2014, the Company agreed to sell a total of 200,000 shares of its common stock to an accredited investor. The Company received a total of $100,000 as a result of this transaction.

On October 3, 2014, the Company entered into an agreement with a placement agent, Capital Canada Limited. The placement agent was issued 20,000 shares of the Company’s common stock for providing services to the Company.

On October 21, 2014, the Company entered into an agreement with a consulting firm, D&P Development. The consulting firm was issued 25,000 shares of the Company’s common stock for providing business development services for the Company.

On October 21, 2014, the Company entered into an agreement with a consulting firm, Institute for Wellbeing. The consulting firm was issued 5,000 shares of the Company’s common stock for providing business development services to the Company.

On October 27, 2014, the Company entered into an agreement with a consulting firm, Harmony Group International, LLC. The consulting firm was issued 5,000 shares of the Company’s common stock for providing services to the Company.

On October 29, 2014, the Company entered into an agreement with a consulting firm, Refcon Development Services, LLC. The consulting firm was issued 5,000 shares of the Company’s common stock for providing services to the Company.

On November 4, 2014, the Company entered into an agreement with a consultant, Frank Finkbeinder. The consultant was issued 5,000 shares of the Company’s common stock for providing legal consulting services to the Company.

Chuma intends to use the net proceeds generated from the sale of its securities pursuant to an applicable exemption from registration to support its core business of real estate, financing, and service and solution revenue streams. Specifically, proceeds will be used for working capital, real estate and property purchases, secured loans and financing, development, marketing and/or sales of our Chuma Certified Compliance Platform, marketing and/or sales of credit card processing services, investor relations and communications, potential sponsorships in research and development opportunities, and contingency capital to address any new and potential opportunities.

The Company retains absolute discretion over the application of the proceeds generated from a sale of its securities. Due to the number and variability of factors that determine the Company’s use of proceeds, there can be no assurances that such application will not vary substantially from the Company’s current intentions set forth above.

ITEM 6.        SELECTED FINANCIAL DATA

Chuma is a smaller reporting company and is therefore not required to provide this information.

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis should be read in conjunction with our financial statements and related notes. It is intended to provide information about Chuma’s financial condition and results of operations for the year end November 30, 2014. Some of the information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report, includes forward-looking statements based on our current management’s expectations. There can be no assurance that actual results, outcomes, or business conditions will not differ materially from those projected or suggested in such forward-looking statements. Some of the factors that may cause results to differ are described in the forward-looking statements cautionary language on page two of this report.

Company Background

Pre Cannabis Industry

The Company was incorporated in Nevada on February 14, 2006, under the name XTOL Energy Inc. On October 10, 2007, the Company changed its name to LAUD Resources Inc. On June 23, 2008, the Company changed its name to MASS Petroleum Inc. through a name change.

On November 15, 20l3, the Company entered into a Share Exchange Agreement with Dyna Nutra, Inc., a Florida corporation ("Dyna"), where the Company would change its name to Dyna and carry on the business of Dyna as its primary business.  On March 6, 2014, the name change merger between the Company and Dyna took effect in the State of Nevada, and the Company’s name became Dyna Nutra, Inc. Ultimately, although the name change had gone effective with the State of Nevada, the Company and Dyna Nutra were unable to close the Share Exchange Agreement and consummate the contemplated transaction. On March 19, 2014, the Company requested to withdraw its application with the Financial Industry Regulatory Authority (“FINRA”) regarding this name change.

Until the Company’s entry into the Cannabis Industry, the Company’s principal business was the acquisition and exploration of oil and gas properties located in the United States. In fact, effective May 30, 2014, the Company assigned its only remaining oil and gas interests, a 2.34% non-operating interest, to a third party. Now, the Company’s principal business focuses on financing, servicing and certification solutions in the legal cannabis industry.

Entry into the Cannabis Industry

On March 20, 2014, the Company’s Board of Directors approved an Agreement and Plan of Merger to merge with a newly formed, wholly-owned subsidiary, CannaMed Corporation. The purpose of this merger, and the incorporation of the subsidiary, was solely to effectuate a name change. The Company remained the surviving entity. The name change to CannaMed Corporation became effective on April 7, 2014. The Company was quoted over the counter under the symbol MDMJ until August 29, 2014. At this time, the Company became aware of a California company operating in the cannabis sector with a similar name, Cannamed. In order to avoid confusion between these two entities, the Company rebranded its name to, Chuma Holdings, Inc. The name change was accomplished through a merger with the Company's wholly-owned subsidiary, Chuma Holdings, Inc., that became effective on August 29, 2014.  CannaMed Corporation is the surviving entity in the merger, but it will continue with the new name, Chuma Holdings Inc., and new ticker symbol (CHUM). Only the Company's name was changed in the Articles of Incorporation. In connection with the name change, FINRA assigned the Company a new CUSIP number (171326101).

Overview

General

The Company, through its wholly-owned subsidiaries 1849, Cal-West, PSA, and CAGI, provides financing and turnkey support solutions to lawfully operating participants in the United States’ legal cannabis industry. At this time, the Company’s focus is on California. Although the Company provides services to the industry, it does not grow, transport, harvest, or sell cannabis. Furthermore, it does not currently maintain an ownership interest in any marijuana dispensaries.

On the financing side, the Company, through its subsidiaries, offers capital to dispensaries, producers, property owners, and other legal cannabis industry participants. In an industry where traditional banking opportunities are limited, the Company provides lines of credit, property financing, and commercial loans. For example, the Company’s subsidiary, Cal-West, provided financing to five entities for the acquisition of agricultural property in Northern California in exchange for promissory notes. The Company is especially interested in helping entrepreneurs start legal cannabis businesses, as new operations are more likely to be in need of services (e.g., compliance consulting, inventory management, and tax planning) offered by the Company and its experienced team. Some, but not all of these loans, are secured. The Company makes funding available only to those deemed compliant by the Company’s management.

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

On the services side, the Company, through its wholly-owned subsidiaries, provides compliance solutions, management, accounting, human resources, tax planning, and operational consulting. The following below is a summary of the types of services the Company offers:

Funding and Financing Solutions

Our goal is to become the funding and financing service partner of choice in the legal California cannabis market before expanding nationwide if and when applicable state and federal laws  allow us to do so. We offer financing and financial aid to collectives, dispensaries, producers, and product businesses in the legal cannabis industry with alternative funding and financing solutions. In the evolving legal cannabis industry, where traditional banking opportunities are grossly limited, we step in to provide the “traditional” bank lending services; lines of credit, property financing, and/or commercial loans. Businesses and individuals seeking funding and financing solutions are qualified and scored based on their experience, current operations, financial records, and compliance grades given by our proprietary compliance engine that complies with all state governance rules. After this evaluation, we assign them a Chuma Compliance Index (“CCI”) Score, a 130 point rating system that determines their eligibility for assistance. This score helps us determine which service and financing package we are able to offer to these businesses or individuals.

Chuma Certification and Compliance Solutions

Led by Mr. Paul Shively, our compliance team guides our clients through the complex and ever-changing legal landscape regarding the legal cannabis industry. Legal cannabis retail, production, and product manufacturers must comply with all regulations in the highly governed legal cannabis industry, as local and state laws dictate different business requirements. Since complying with applicable laws can be complex, we help service our clients in areas such as entity selection, internal bookkeeping, government reporting, and inventory and patient records tracking in order to help our clients be compliant.

Commercial Build Out and Dispensary Solutions

In addition, we offer turnkey build-out and commercial services to our clients. Whether it is financial assistance, real estate consulting, operations design, or building construction, our Company helps design and rollout customized services for our clients. We also offer traditional business services to dispensaries as well. These services include human resources, payroll, workers compensation, donation accounting, tax planning, government audit preparation, and succession strategies. It is important to note that we are not a “one size fits all” organization, but are committed to custom tailored solutions for legal cannabis industry participants.

Supply Chain Solutions

We offer assistance in the design, planning, and execution of supply chain control and monitoring systems for legal cannabis retail and production facilities. Our objective is to create overall value for our book of contracts, build a competitive infrastructure, coordinate logistics, and assist in providing metrics to synchronize supply and demand, while monitoring, measuring and reporting performance. We are currently compiling a catalogue of unique products and pricing that Chuma can offer to all industry participants.

Branding, Marketing, and Sales Solutions

Our sales team assists clients in developing effective branding geared towards enhancing distribution networks. Our team works closely with operations personnel to ensure that both the products and the client are fulfilling the promises made to their customers. We continue to examine brand licensing agreements in this uncertain legal climate, the value of brand intellectual property, and master distribution channels. We are able to earn fees based on providing solutions to matters such as packaging, sales, marketing support, brand licensing, product book development, and other valuable services.

Banking and Payment Processing Solutions

Currently, the legal cannabis industry in California transacts an estimated $1.1 billion in sales annually where most of these transactions are done exclusively in cash. This problem presents a business opportunity for our Company.

We are currently evaluating both an internal solution, and a third party payment processing system to resolve our clients’ cash problems. Our in-house solution, developed via our wholly-owned subsidiary, provides a pre-approved industry credit and debit card processing platform. Key features of the system include: support for online, in-store, smartphone, tablet, and cloud-based architecture that is PCI compliant, 128 bit encryption and SSL certificates. We are currently trying to tackle the issue of Verified by VISA and MasterCard Secure Code.

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

Chuma is organized and directed to operate strictly in accordance with all applicable state and federal laws.

Liquidity and Capital Resources

As of November 30, 2014, the Company had cash in the amount of $4,853, as compared to $9,119 at November 30, 2013.   The decrease in cash is due to the fact that the Company used cash, as it became available, for its operating activities.  As at November 30, 2014, the Company had a working capital deficit of $540,625 compared to $760,353 as at November 30, 2013.  The decrease in the working capital deficit was due to the fact that the Company used proceeds from the issuance of common shares to issue current loans receivable to various parties, as part of the financing of the Company’s business operations.  Furthermore, the Company recorded accounts receivable of $31,539 relating to management fee and service revenue along with interest revenue from its loans receivable.

At November 30, 2014, the Company had total assets of $851,810 compared to $15,867 at November 30, 2013.  The increase in total assets is due to loans receivable of $809,190 for financing of various companies in the cannabis industry along with $31,539 of accounts receivable for accrued interest and management fees and services that were billed by the Company to various customers.

The Company had total liabilities of $670,559 at November 30, 2014 compared to $853,831 at November 30, 2013.  The decrease in total liabilities is due to the forgiveness of $554,744 of outstanding loans payable during the year, which was offset by new loans payable of $112,070, and a net increase in accounts payable of $204,875 which reflected the increase in operating activity of the Company during the year and the lack of sufficient cash flows to repay outstanding obligations as they became due.

During the year ended November 30, 2014, the Company issued 2,220,000 common shares at $0.50 per share for proceeds of $1,110,000.  Furthermore, the Company issued 45,000 common shares for consulting services with a fair value of $49,050 and the CEO of the Company returned 1,000,000 shares of preferred stock to treasury for cancellation.

Cashflows from Operating Activities

During the year ended November 30, 2014, the Company used cash flow of $497,646 for operating activities compared to $56,448 during the year ended November 30, 2013.  The increase in the use of cashflows for operating activities is due to the fact that the Company had significantly more operating activities during the current fiscal year, and incurred significant amounts of operating and overhead costs with respect to setting up its business operations and for day-to-day costs.

Cashflows from Investing Activities

During the year ended November 30, 2014, the Company used cash flows of $798,690 for investing activities relating to the advances of loans receivable to various companies within the cannabis industry.  The Company did not incur any investing activities during the year ended November 30, 2013.

Cashflows from Financing Activities

During the year ended November 30, 2014, the Company received cash flows of $1,292,070 from financing activities compared to $51,474 during the year ended November 30, 2013.  The increase in the cash provided by financing activities is due to proceeds received of $1,180,000 relating to the issuance of 2,220,000 common shares at $0.50 per share for proceeds of $1,110,000 and a further collection of $70,000 for future issuances of common shares.  Furthermore, the Company received $112,070 from the issuance of loans payable.  During the year ended November 30, 2013, the Company did not receive any proceeds from the issuance of common shares and obtained financing proceeds from the issuance of loans payable of $134,935 less repayment of loans payable of $38,600 and repayment of related party loans of $44,861.

Since we have limited liquidity and have suffered losses, we depend to a great degree on the ability to attract external financing in order to conduct our business activities and expand our operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. If we are unable to raise additional capital from conventional sources, including increases in related party and non-related party loans and/or additional sales of stock, we may be forced to curtail or cease our operations. Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results. Our independent registered public accounting firm included an explanatory paragraph raising substantial doubt about the Company’s ability to continue as a going concern. Notwithstanding, we anticipate that we will require additional capital in order to grow our business by increasing headcount and our budget for the upcoming year. We may use a combination of equity and/or debt instruments to fund our growth strategy or enter into a strategic arrangement with a third party. As stated above, the Company will need additional financing in order to continue with its business plan. However, there can be no guarantee that financing will be available. Even if available, there can be no assurances that the terms will be acceptable.

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

Results of Operations

The results of operations information below provide details on net loss and general and administrative expenses. General and administrative expenses provide details on continuing operations and include items such as management compensation, SEC compliance, insurance, office and other general expenses.

Revenues

During the year ended November 30, 2014, the Company recorded revenues of $100,789 compared to revenues of $nil during the year ended November 30, 2013.  The increase in revenues is due to the fact that the Company commenced operations and earned $29,539 of interest revenue with respect to interest revenue on the issuance of loans receivable to various customers and $71,250 of revenues from management fees and services.

Operating Expenses

During the year ended November 30, 2014, the Company incurred operating expenses of $1,356,819 compared to $89,659 for the year ended November 30, 2013.  The increase in the amount of operating expenses was due to the costs incurred for the Company’s operations including increases in the amount of salaries and management compensation (including stock-based compensation expense of $548,111 relating to the issuance of 1,200,000 stock options to various management and officers of the Company).

The Company recorded a net loss of $757,946 and a loss per share of $0.01 during the year ended November 30, 2014 compared with a net loss of $193,767 and a loss per share of $nil during the year ended November 30, 2013.  In addition to operating expenses, the Company incurred interest expense of $29,949 (2013 - $27,612) related to interest incurred on loans payable, a provision for loans receivable of $24,500 (2013 - $76,263) for amounts that are deemed to be uncollectible, and a gain on forgiveness of debt of $554,744 (2013 - $nil) related to the forgiveness of various loans payable, inclusive of outstanding principal and accrued interest, as a number of loan agreements were from companies that have ceased operations and are no longer a legal entity.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

 ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Chuma is a smaller reporting company and is therefore not required to provide this information.

 ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data of Chuma called for by this item are submitted under a separate section of this report.  Reference is made to the Index of Financial Statements contained on page F-1 herein.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedure

Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of November 30, 2014, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  During the reporting periods ended May 31, 2014 and August 31, 2014, we did not submit our Form 10-Q within the appropriate filing deadlines and were subsequently delinquent in our filings.  Management is currently reassessing the Company’s financial reporting process and will make the necessary adjustments and changes to ensure that the Company meets all financing reporting deadlines for future SEC filings.

Changes in internal control over financial reporting.

We review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

On April 28, 2014, Mr. Paul Shively became the Company’s Chief Financial Officer. On July 29, 2014, Mr. Shively became the Company’s Treasurer as well.

Management’s report on internal control over financial reporting.

Management is responsible for establishing and maintaining adequate control over financial reporting for Chuma. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Internal controls over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Chuma; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of Chuma are being made only in accordance with authorizations of management and directors of Chuma; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Chuma’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, with the participation of our principal executive officer and principal financial and accounting officer, conducted an evaluation of the effectiveness of Chuma’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of November 30, 2014 due to the delinquent filings by the Company during two interim review periods during the fiscal year.

Saturna Group Chartered Accountants LLP, our independent registered public accounting firm, was not required to, and has not performed an evaluation of the effectiveness of our internal controls and procedures.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Below is a list of the Company’s executive officers and directors, and their respective ages as of November 30, 2014:

Name and Address	Age	Position(s) and Office(s) Held
Jordan Shapiro	42	Chief Executive Officer, Secretary, and Director
Kevin Wright	41	President and Director
Paul Shively	57	Chief Financial Officer, Treasurer, and Director
Vinisha Agnihotri	35	Vice President of Finance

On April 28, 2014, Vitaly Melnikov resigned as the Company’s Chief Financial Officer. However, Mr. Shively was appointed to be the Company’s Chief Financial Officer on that same day.

On July 29, 2014, Mr. Shapiro resigned as the Company’s Treasurer. However, Mr. Shively was appointed to be the Company’s Treasurer on that same day.

On July 29, 2014, Ms. Vinisha Agnihotri was appointed to be the Company’s Vice President of Finance. However, Ms. Agnihotri resigned from her position effective December 15, 2014.

On September 3, 2014, Mr. Shapiro resigned as the Company’s President. However, Mr. Wright was appointed to be the Company’s President on that same day.

Directors

Number of Directors

Our bylaws authorize no less than one director. As of November 30, 2014, our board of directors currently consists of three individuals.

Term of Office

Our directors are appointed at each annual general meeting of our shareholders and hold such office until their respective successors are elected. Directors may fill vacancies on the Board if the shareholders fail at any annual or special meeting of shareholders at which any director or directors are elected to elect the full authorized number of directors to be voted for at that meeting. Our officers are appointed by our board of directors and hold office until his/her resignation, or are removed from his/her position according to the provisions of our bylaws.

Director Qualifications

While the selection of directors is a complex and subjective process that requires considerations of many intangible factors, the Company believes that candidates should generally meet the following criteria:

●	Broad training, experience and a successful track record at senior policy-making levels in business, government, technology, accounting, law, consulting and/or administration;
●	The highest personal and professional ethics, integrity and values;
●	Commitment to representing the long-term interests of the Company and all of its shareholders;
●	An analytical and objective perspective, strength of character, and the mature judgment essential to effective decision-making;

●	Expertise that is useful to the Company and complementary to the background and experience of other Board members; and
●	Sufficient time to devote to Board activities and to enhance their knowledge of our business, operations, and industry.

The Board believes that our current directors meet these criteria. In addition, the directors bring a strong and unique background and set of skills to the Board, giving the Board as a whole competence and experience in a wide variety of areas, including the legal cannabis industry, business and management, operations, corporate governance, client services, board service, and executive management. We believe that the Board as a whole and our directors possess the necessary qualifications and skills to effectively advise management on strategy, monitor our performance, and serve our best interests and the best interests of our shareholders.

A brief description of the background and business experience of the Company’s management, executive officers, and directors is set forth below:

Jordan Shapiro, CEO and Director

Mr. Shapiro has over 18 years of experience in the financial services industry. He spent six years serving clients in Canada and the United States as an Investment Advisor at Canaccord Capital Corporation, Canada’s largest independent securities dealer. Mr. Shapiro specialized in venture capital financings and derivatives trading. Since 2002, Mr. Shapiro has assisted companies in areas of corporate finance and business development. Mr. Shapiro is a CEO and Director of several TSX-V companies and has a very successful track record raising capital internationally.  Mr. Shapiro holds a Bachelor of Arts degree from the University of Western Ontario.

Kevin Wright, President and Director

Mr. Kevin Wright has been serving as a key consultant for Chuma since April 2014. After having the opportunity to work with Mr. Wright, the Company offered him the role of President and a position on its Board of Directors. Previously, Mr. Wright served in a variety of senior executive and directorship positions, most recently as a director at a private marketing and advertising company. Over the course of his 20-year career, Mr. Wright has been an award-winning director for multi-national marketing and advertising companies. Mr. Wright has worked for businesses in Canada, the U.S. and the U.K.

Mr. Wright has been instrumental in formulating successful marketing strategies for clients such as Vonage, IBM, Akzo Nobel, Rogers, CIBC and Molson’s to name just a few. Mr. Wright has a keen eye for reading and predicting markets and customer needs. He has appeared on TV and lectured at universities on the subjects of marketing and business strategy. Mr. Wright is a graduate of Queens University.

Paul Shively, Treasurer, Chief Financial Officer, Chief Compliance Officer, and Director

Mr. Shively has over 26 years’ experience in corporate accountability and fiscal management with public and private companies. Over the past 26 years, he has served on the board of over a dozen non-profit and for profit entities and has been involved in helping over 500 medical marijuana collectives develop their business entities. Mr. Shively earned dual Doctorates in Education and Corporate law, is a recognized Expert Witness in the Los Angeles Superior Court system, and guest instructor in area universities as an expert in Corporate Code. During the course of his career, Mr. Shively has developed vast experience in taxation, nonprofit strategies, trademarks, corporate compliance and business acquisitions.

Since 1996, Mr. Shively has founded and sold several companies to larger competitors. Selected transactions include: Pizza Bakers, Bankcard Service Center and Epayroll Network. Mr. Shively has served multiple terms as a Council Member for Neighborhood Councils in the City of Los Angeles, a member of the Board of Directors of Woodland Hills Tarzana Chamber of Commerce, and as an Advisor to a State Assembly Task Force for Disaster Preparedness.

Vinisha Agnihotri

Ms. Agnihotri is currently the Chief Executive Officer and President of D-Helix, Inc., an early stage biotechnology company. Ms. Agnihotri also sits on the D-Helix, Inc. Board of Directors. She has been with D-Helix since 2011. D-Helix, Inc. does not compete with the Company and therefore Ms. Agnihotri will continue her association with that entity while serving as Vice President. At D-Helix, Ms. Agnihotri developed a new identity and branding strategy. She also oversaw the acquisition of new technologies for development and the preparation of financial statements from inception according to GAAP. Before joining D-Helix, Ms. Agnihotri started a private equity and consulting firm, KhushNaseeb Ventures, LLC. Ms. Agnihotri still operates KhushNaseeb Ventures today after founding the business in 2003. At KushNaseeb, Ms. Agnihotri has worked with a global network of merchant banks, venture capitalists, hedge funds, and private clients. Among other things, KhushNaseeb Ventures provides business development solutions for start-up companies, assistance for private entities transitioning to public markets, and strategic partnership development.

Effective December 15, 2014, Ms. Agnihotri resigned from her position as Vice President of Finance from the Company.

Family Relationships

There are no family relationships among Chuma’s directors and executive officers. None of the directors of Chuma is a director of any company registered pursuant to Section 12 of the Exchange Act, or subject to the requirements of Section 15(d) of the Exchange Act, or any company registered as an investment company under the Investment Company Act of 1940, as amended.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires Chuma’s executive officers and directors, and persons who own more than ten percent of a registered class of Chuma’s equity securities, to file reports of ownership and changes of ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. Executive officers, directors and greater than ten percent stockholders are required by Securities and Exchange Commission regulation to furnish Chuma with copies of all Forms 3, 4 and 5 they file.

Chuma believes that there are only two late filings that were required to be made by one of the Company’s executive officer pursuant to Section 16(a) of the Exchange Act. The Company intends to file these forms at a later date.

Significant Employees

The Company does not employ persons who are not executive officers but are expected to make significant contributions to the business.

Committees of the Board of Directors

We do not have a separately designated audit, compensation, or nominating committee of our Board and the function customarily delegated to these committees are performed by our full Board. We are not a “listed company” under SEC rules and are therefore not required to have separate committees comprised of independent directors.

The Board does not have a nominations committee because the Board does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because the functions of such committee are adequately performed by our Board. There are no specific minimum qualifications that the Board believes must be met by a candidate recommended by the Board. Currently, the entire Board decides on nominees, on the recommendation of any member of the Board, followed by the Board’s review of the candidates’ resumes and interviews of candidates. Based on the information gathered, the Board then makes a decision on whether to recommend the candidates as nominees for director. We do not pay any fee to any third party, or parties, to identify or evaluate or assist in identifying or evaluating potential nominees.

The Board does not have an audit committee. However, for certain purposes of the rules and regulations of the SEC and in accordance with the Sarbanes-Oxley Act of 2002, our Board is deemed to be its audit committee and as such functions as an audit committee and performs some of the same functions as an audit committee including: (i) selection and oversight of our independent accountant; (ii) establishing procedures for the receipt, retention, and treatment of complaints regarding accounting, internal controls, and auditing matters; and (iii) engaging outside advisors. Our Board has determined that its members do not include a person who is an “audit committee financial expert” within the meaning of the rules and regulations of the SEC. Our Board has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member’s financial sophistication. Accordingly, our Board believes that each of its members has sufficient knowledge and experience to fulfill the duties and obligations of an audit committee. Furthermore, our Board has determined that the cost of hiring a financial expert to act as one of our directors and to be a member of an audit committee or otherwise perform audit committee functions outweighs the benefits of having a financial expert on an audit committee.

The Board does not have a compensation committee because the Board believes that it is not necessary to have a compensation committee at this time because the functions of such committee are adequately performed by our Board.

Meetings of the Board of Directors

The Board of Directors of Chuma conducts business through meetings of the Board or by unanimous written consents of the Board. Such actions by written consent of all directors are, according to Nevada corporate law and our bylaws, valid and effective as if they had been passed at a meeting of the directors duly called and held.  The Board of Directors as of November 30, 2014 consisted of: Jordan Shapiro, Kevin Wright, and Paul Shively. None of Mr. Shapiro, Mr. Wright, or Mr. Shively qualifies as an “independent director” pursuant to the rules and regulations of the Securities and Exchange Commission. During the fiscal year ended November 30, 2014, the Board held five formal (5) meetings, and the Board acted by unanimous written consent on multiple occasions.

Board Leadership Structure and Role in Risk Oversight

We do not separate the roles of Chief Executive Officer and Chairman of the Board because we believe that such roles are adequately performed by Jordan Shapiro. The benefits of Mr. Shapiro’s leadership of the Board stem from his experience in managing businesses and his involvement in the legal cannabis industry. Also, serving as both the Chief Executive Officer and Chairman of the Board ensures that a constant flow of Company related information is available between the Board and our senior management. This flow of communication enables Mr. Shapiro to identify issues, proposals, strategies and other considerations for future Board discussions and to assume the lead in many of the resulting discussions during Board meetings. Our Board has responsibility for the oversight of risk management. A fundamental part of risk management is not only understanding the risks we face and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for us. The involvement of the Board in setting our business strategy is a key part of its assessment of risk management and the determination of what constitutes our appropriate level of risk. The Board regularly discusses with management our major risk exposures, their potential impact on us, and the steps taken to manage these risks. In addition, the Board may retain, on such terms as determined by the Board, in its sole discretion, independent legal, financial, and other consultants and advisors to advise and assist the Board in fulfilling its oversight responsibilities.

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

Code of Ethics

The executive officers of Chuma are held to the highest standards of honest and ethical conduct when conducting the affairs of Chuma. All such individuals must act ethically at all times in connection with services provided to the Company. We have not, however, adopted a formal, written corporate code of ethics that applies to our executive officers and directors. We are evaluating the implementation of a formal code of ethics in the near future.

ITEM 11.      EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last completed fiscal year for all services rendered to us.

NOVEMBER 30, 2014 SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($) (1)		Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)
Jordan Shapiro, CEO & Secretary (2)	2014 2013	$ $	60,000 -	$ $	- -	$ $	- -	$ $	-	$ $	- -	$ $	- -	$ $	- -	$ $	60,000 -
Kevin Wright, President (3)	2014 2013	$ $	60,000 -	$ $	- -	$ $	- -	$ $	-	$ $	- -	$ $	- -	$ $	- -	$ $	-

Paul Shively, CFO & Treasurer (4)	2014 2013	$ $	30,000	$ $	- -	$ $	- -	$ $	- -	$ $	- -	$ $	- -	$ $	- -	$ $	-

Vinisha Agnihotri, Vice President of Finance (6)	2014 2013	$ $	22,000 -	$ $	- -	$ $	- -	$ $	-	$ $	- -	$ $	- -	$ $	- -	$ $	-

(1)

The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the year ended November 30, 2014 and November 30, 2013 in accordance with ASC 718. The fair value of each option award is estimated on the date of grant using the Black-Scholes model.  Assumptions used in the calculation of these amounts are included in the footnotes to Chuma’s audited financial statements furnished herewith.

(2)

Jordan Shapiro entered into an executive employment agreement with the Company that pays him $5,000 per month, commencing on June 1, 2014.

(3)

Kevin Wright entered into an executive employment agreement with the Company that pays him $5,000 per month, commencing on June 1, 2014.

(4)

Paul Shively is compensated at an hourly rate of $125 per hour at an average of 80 hours per month,

(5)

Vinisha Agnihotri entered into an executive employment agreement with the Company that paid her $4,000 per month, commencing July 29, 2014. However, effective December 15, 2014, Ms. Agnihotri resigned from the Company.

Outstanding Equity Awards at Fiscal Year End

The following table provides information about all equity compensation awards held by the executive officers as of November 30, 2014:

OUTSTANDING EQUITY AWARDS FOR THE YEAR ENDED NOVEMBER 30, 2014
Name	Date of Grant	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date
Jordan Shapiro, CEO & Secretary	N/A	N/A	N/A	-	$	N/A	N/A

Kevin Wright, President	9/3/14	400,000	N/A	-		$1.46	9/3/19

Paul Shively, CFO & Treasurer	5/14/14	400,000	N/A	-	$1.85	4/30/19

Vinisha Agnihotri, VP of Finance (1)	7/29/14	400,000	N/A	-	$1.65	7/29/19

(1)

Effective December 15, 2014, Vinisha Agnihotri resigned from the Company. The initial 25% of the options underlying the Company’s common stock would have vested on January 29, 2015. However, since Ms. Agnihotri resigned as of December 15, 2014, the initial options did not vest. As such, none of the options underlying the Company’s common stock have vested, and thus, all 400,000 options have been terminated.

Risk Management

The Board does not believe that Chuma’s executive compensation program gives rise to any risks that are reasonably likely to have a material adverse effect on Chuma.  Executive officers are compensated on a salary or hourly basis and have not been awarded any bonuses or other compensation in 2014 and 2013 that might encourage the taking of unnecessary or excessive risks that threaten the long-term value of Chuma.

DIRECTOR COMPENSATION

The following table sets forth information concerning the compensation of the directors of Chuma for the year ended November 30, 2014.

2014 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jordan Shapiro	$--	$--	$--	$--	$--	$--	$--
Kevin Wright	$--	$--	$--	$--	$--	$--	$--
Paul Shively	$--	$--	$--	$--	$--	$--	$--

(1)	Chuma does not currently pay its directors any retainer or other fees for service on the Board. Chuma did not have non-employee directors as of November 30, 2014.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders and Security Ownership of Management

The following table sets forth information as of November 30, 2014, with respect to the beneficial ownership (as defined in Rule 13d-3 of the Exchange Act) of Chuma’s Common Stock by (1) each director of Chuma, (2) the executive officers of Chuma, (3) each person or group of persons known by Chuma to be the beneficial owner of greater than 5% of Chuma’s outstanding Common Stock, and (4) all directors and officers of Chuma as a group:

BENEFICIAL OWNERSHIP OF COMMON STOCK

Name and Address of Beneficial Owner(1)(2)	Amount and Nature of Beneficial Ownership	Percent of Class(3)
Jordan Shapiro (4)	27,356,892	48.2%
Kevin Wright (5)	2,700,000	4.7%
Paul Shively (6)	1,890,000	3.3%
Vinisha Agnihotri (7)	-	-
All Officers and Directors as a Group	31,946,892	56.3%

Shares issued and outstanding as of November 30, 2014	56,710,864
Options issued to Officers and Directors	1,200,000
Shares of Preferred Stock issued to Officers and Directors	0

 ________________________________

(1)

In accordance with Rule 13d-3 of the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of Chuma’s Common Stock if he or she has voting or investment power with respect to such security. This includes shares (a) subject to options exercisable within sixty (60) days, and (b)(1) owned by a spouse, (2) owned by other immediate family members, or (3) held in trust or held in retirement accounts or funds for the benefit of the named individuals, over which shares the person named in the table may possess voting and/or investment power.

(2)	Except as otherwise noted, the address of each person is c/o the Company at 20945 Devonshire Street, Suite 208. Chatsworth, CA 91311.
(3)	The percentage of class is calculated pursuant to Rule 13d-3(d) of the Exchange Act.
(4)

Includes 15,010,300 shares of the Company’s common stock held by Hudson Capital Corp, an entity wholly-owned by Mr. Shapiro. Also includes the sale of 2,700,000 shares of the Company’s common stock in a private transaction where the transfer of the shares has not been completed yet.

(5)

Although Mr. Wright purchased 2,700,000 shares of the Company’s common stock on October 16, 2014, in a private transaction, the shares have not yet been transferred into Mr. Wright’s name. The parties to this transaction anticipate that these shares will be transferred to Mr. Wright soon. Mr. Wright also holds an option to purchase 400,000 shares of the Company’s common stock. The initial 25% of the options vests starting on March 3, 2015. As such, Mr. Wright has not exercised any of the 400,000 options at this time.

(6)	Includes 100,000 vested options to purchase shares of the Company’s common stock. As of the time of this filing, Mr. Shively has not exercised any of his options.
(7)	Ms. Agnihotri was the Company’s Vice President of Finance. She resigned from her position effective December 15, 2014.

The following table sets forth information as of February 20, 2015, with respect to the beneficial ownership (as defined in Rule 13d-3 of the Exchange Act) of Chuma’s Common Stock by (1) each director of Chuma, (2) the executive officers of Chuma, (3) each person or group of persons known by Chuma to be the beneficial owner of greater than 5% of Chuma’s outstanding Common Stock, and (4) all directors and officers of Chuma as a group:

BENEFICIAL OWNERSHIP OF COMMON STOCK

Name and Address of Beneficial Owner(1)(2)	Amount and Nature of Beneficial Ownership	Percent of Class(3)
Jordan Shapiro (4)	27,356,892	41.6%
Kevin Wright (5)	2,700,000	4.1%
Paul Shively (6)	1,890,000	2.8%
Ben Hynes (7)	1,790,000	2.7%
Jason Tanner (8)	4,380,000	6.7%
All Officers and Directors as a Group	38,116,892	58.0%

Shares issued and outstanding as of February 20, 2015	65,710,864
Options issued to Officers and Directors	800,000
Shares of Preferred Stock issued to Officers and Directors	0

 ________________________________

(1)

In accordance with Rule 13d-3 of the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of Chuma’s Common Stock if he or she has voting or investment power with respect to such security. This includes shares (a) subject to options exercisable within sixty (60) days, and (b)(1) owned by a spouse, (2) owned by other immediate family members, or (3) held in trust or held in retirement accounts or funds for the benefit of the named individuals, over which shares the person named in the table may possess voting and/or investment power.

(2)	Except as otherwise noted, the address of each person is c/o the Company at 20945 Devonshire Street, Suite 208. Chatsworth, CA 91311.
(3)	The percentage of class is calculated pursuant to Rule 13d-3(d) of the Exchange Act.
(4)

Includes 15,010,300 shares of the Company’s common stock held by Hudson Capital Corp, an entity wholly-owned by Mr. Shapiro. Also includes the sale of 2,700,000 shares of the Company’s common stock in a private transaction where the transfer of the shares has not been completed yet.

(5)

Although Mr. Wright purchased 2,700,000 shares of the Company’s common stock in a private transaction, the shares have not yet been transferred into Mr. Wright’s name. The parties to this transaction anticipate that these shares will be transferred to Mr. Wright soon. Mr. Wright also holds an option to purchase 400,000 shares of the Company’s common stock. The initial 25% of the options vests starting on March 3, 2015. As such, Mr. Wright has not exercised any of the 400,000 options at this time.

(6)	Includes 100,000 vested options to purchase shares of the Company’s common stock. As of the time of this filing, Mr. Shively has not exercised any of his options.
(7)	Mr. Hynes is the Vice President of Business Development for the Company.
(8)

Mr. Tanner is the Vice President of Operations for 1849 Holdings, Inc., a wholly-owned subsidiary of the Company. The figure includes 2,580,000 shares of the Company’s common stock held by Horizon Partners, LLC, an entity wholly-owned by Mr. Tanner.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

During the year ended November 30, 2014, the Company incurred $4,597 of management fees to the former Chief Financial Officer (“CFO”) of the Company and a company controlled by the former CFO of the Company. As of November 30, 2014, a company controlled by the former CFO of the Company owed $927 to the Company.

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

During the year ended November 30, 2014, the Company incurred $30,000 of management fees to the CEO of the Company. As of November 30, 2014, the CEO of the Company owed $21,722 to the Company. These amounts are unsecured, non-interest bearing, and due on demand

During the year ended November 30, 2014, the Company incurred $12,000 of management fees to the Vice President of Finance of the Company. As of November 30, 2014, the Company owed $14,737 to the Vice President of Finance. These amounts are unsecured, non-interest bearing, and due on demand.

During the year ended November 30, 2014, the Company incurred $8,000 of management fees to the Chief Financial Officer (“CFO”) of the Company. As of November 30, 2014, the Company owed $100 to the CFO of the Company. These amounts are unsecured, non-interest bearing, and due on demand.

During the year ended November 30, 2014, the Company incurred $24,000 of management fees to the President of the Company. As of November 30, 2014, the Company owed $24,000 to the President of the Company. These amounts are unsecured, non-interest bearing, and due on demand.

During the year ended November 30, 2014, the President of the Company incurred $26,964 of expenses to be reimbursed by the Company. As of November 30, 2014, the Company owed $26,964 to the President of the Company. These amounts are unsecured, non-interest bearing, and due on demand.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit, Audit-Related and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our current auditors, Saturna Group Chartered Accountants LLP (“Saturna”), for the audit of our consolidated annual financial statements for the years ended November 30, 2014 and November 30, 2013 and any other fees billed for other services rendered during that period.

Description of Service	Year ended November 30, 2014 ($)	Year ended November 30, 2013 ($)
Audit fees	20,800.00	14,800
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	20,800.00	14,800

Policy on Pre-Approval of Audit and Permissible Non-Audit Services

The Board (functioning in the capacity of an audit committee as discussed in Item 10 above) is responsible for appointing and setting compensation and overseeing the work of the independent registered public accounting firm. The Board approves, in advance, all audit and permissible non-audit services to be performed by the independent registered public accounting firm. Such approval process ensures that the independent registered public accounting firm does not provide any non-audit services to Chuma that are prohibited by law or regulation.

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

 (a)           Exhibits

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated.

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)           Financial Statements

Reference is made to the Index to Consolidated Financial Statements on page F-1.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHUMA HOLDINGS, INC.

Date: March 17, 2015	By:	/s/ Jordan Shapiro
Jordan Shapiro
Chief Executive Officer

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed by the following persons in the capacities and on the dates stated.

Signatures	Title	Date

/s/ Jordan Shapiro	Chief Executive Officer (Principal Executive Officer)	March 17, 2015
Jordan Shapiro

/s/ Paul Shively	Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2015
Paul Shively

Chuma Holdings Inc.

(formerly Cannamed Corporation)

Consolidated Financial Statements

November 30, 2014

(Expressed in US dollars)

Report of Independent Registered Public Accounting Firm

F-1

Consolidated Balance Sheets

F-2

Consolidated Statements of Operations

F-3

Consolidated Statement of Stockholders’ Equity (Deficit)

F-4

Consolidated Statements of Cash Flows

F-5

Notes to the Consolidated Financial Statements

F-6

Saturna Group

Chartered Accountants LLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Chuma Holdings Inc.

We have audited the accompanying consolidated balance sheets of Chuma Holdings Inc. as of November 30, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficit and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Saturna Group Chartered Accountants LLP

Vancouver, Canada

March 17, 2015

F-1

Chuma Holdings Inc.

(formerly Cannamed Corporation)

Consolidated Balance Sheets

(Expressed in US dollars)

	November 30, 2014 $	November 30, 2013 $

ASSETS

Current Assets

Cash	4,853	9,119
Accounts receivable (Note 3)	31,539	–
Accounts receivable (Note 8)	27,921	4,359
Loans receivable (Note 6)	77,343	–

Total Current Assets	141,656	13,478

Property and equipment (Note 4)	29	201
Oil and gas property (Note 5)	–	2,188
Loans receivable (Note 6)	731,847	–

Total Assets	851,810	15,867

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	248,838	43,963
Accrued liabilities	29,093	75,303
Due to related parties (Note 8)	82,480	35,082
Loans payable (Note 7)	321,870	619,483

Total Current Liabilities	682,281	773,831

Loans payable (Note 7)	10,000	80,000

Total Liabilities	670,559	853,831

Nature of Operations and Continuance of Business (Note 1) Commitments (Note 11) Subsequent Events (Note 14)

Stockholders’ Equity (Deficit)

Preferred stock, 20,000,000 shares authorized, $0.0001 par value; nil shares issued and outstanding (2013 – 1,000,000 shares)	–	100

Common stock, 1,000,000,000 shares authorized, $0.0001 par value; 54,920,864 shares issued and outstanding (2013 – 52,655,864 shares)	5,492	5,266

Additional paid-in capital	10,854,332	9,147,297

Common stock subscribed (Note 9)	70,000	–

Accumulated deficit	(10,748,573)	(9,990,627)

Total Stockholders’ Equity (Deficit)	181,251	(837,964)

Total Liabilities and Stockholders’ Equity (Deficit)	851,810	15,867

(The accompanying notes are an integral part of these consolidated financial statements)

F-2

Chuma Holdings Inc.

(formerly Cannamed Corporation)

Consolidated Statements of Operations

(Expressed in US dollars)

	Year Ended	Year Ended
	November 30,	November 30,
	2014	2013
	$	$
Revenue

Interest revenue	29,539	–
Management fee and service revenue	71,250	–

Total Revenue	100,789	–

Operating Expenses

Bad debts	22,250	–
Depreciation	172	862
General and administrative (Notes 8 and 10)	1,334,397	88,797

Total Operating Expenses	1,356,819	89,659

Operating Loss	(1,256,030)	(89,659)

Other Income (Expense)

Interest expense	(29,949)	(27,612)
Provision for loan receivable (Note 6)	(24,500)	(76,253)
Gain on forgiveness of debt (Note 7)	554,744	–

Total Other Income (Expense)	500,295	(103,865)

Loss from Continuing Operations	(755,735)	(193,524)

Discontinued Operations (Note 12)

Loss from discontinued operations	(23)	(243)
Loss on disposal of discontinued operations	(2,188)	–

Loss on Discontinued Operations	(2,211)	(243)

Net Loss and Comprehensive Loss	(757,946)	(193,767)

Net Loss Per Share – Basic and Diluted	(0.01)	(0.00)

Weighted Average Shares Outstanding	53,565,563	52,656,000

(The accompanying notes are an integral part of these consolidated financial statements)

F-3

Chuma Holdings Inc.

(formerly Cannamed Corporation)

Consolidated Statement of Stockholders’ Equity (Deficit)

For the Period from November 30, 2012 to November 30, 2014

(Expressed in US dollars)

					Additional	Common
	Preferred Stock		Common Stock		Paid-in	Stock	Accumulated
		Amount		Amount	Capital	Subscribed	Deficit	Total
	#	$	#	$	$	$	$	$

Balance, November 30, 2012	1,000,000	100	52,655,864	5,266	9,147,297	–	(9,796,860)	(644,197)

Net loss for the year	–	–	–	–	–	–	(193,767)	(193,767)

Balance, November 30, 2013	1,000,000	100	52,655,864	5,266	9,147,297	–	(9,990,627)	(837,964)

Common stock issued at $0.50 per share	–	–	2,220,000	222	1,109,778	–	–	1,110,000

Preferred stock cancelled	(1,000,000)	(100)	–	–	100	–	–	–

Common stock issued for consulting services	–	–	45,000	4	49,046	–	–	49,050

Share subscriptions received	–	–	–	–	–	70,000	–	70,000

Fair value of stock options granted	–	–	–	–	548,111	–	–	548,111

Net loss for the year	–	–	–	–	–	–	(757,946)	(757,946)

Balance, November 30, 2014	–	–	54,920,864	5,492	10,854,332	70,000	(10,748,573)	181,251

(The accompanying notes are an integral part of these consolidated financial statements)

F-4

Chuma Holdings Inc.

(formerly Cannamed Corporation)

Consolidated Statements of Cash Flows

(Expressed in US dollars)

	Year Ended November 30, 2014 $	Year Ended November 30, 2013 $

Operating Activities

Net loss for the year	(757,946)	(193,767)

Adjustments to reconcile net loss to net cash used in operating activities:

Accrued management fee income included in loans receivable	(35,000)	–
Bad debts	22,250	–
Common stock issued for consulting services	49,050	–
Loss on disposal of discontinued operations	2,188	–
Depreciation	172	862
Gain on foreign currency translation	(527)	(2,011)
Gain on forgiveness of debt	(554,744)	–
Provision for loan receivable	24,500	76,253
Stock-based compensation	548,111	–

Changes in operating assets and liabilities:

Accounts receivable	(53,789)	–
Amounts receivable	(23,562)	4,979
Prepaid expenses	–	325
Accounts payable	204,875	(4,253)
Accrued liabilities	47,398	26,784
Due to related parties	25,676	34,380

Net Cash Used In Operating Activities	(497,646)	(56,448)

Investing Activities

Advances of loans receivable	(800,390)	–
Proceeds from loans receivable	1,700	–

Net Cash Used in Investing Activities	(798,690)	–

Financing Activities

Proceeds from issuance of common stock and common stock subscribed	1,180,000	–
Proceeds from loans payable	112,070	134,935
Repayment of loans payable	–	(38,600)
Repayment of related party loans	–	(44,861)

Net Cash Provided by Financing Activities	1,292,070	51,474

Decrease in Cash	(4,266)	(4,974)

Cash, Beginning of Year	9,119	14,093

Cash, End of Year	4,853	9,119

Non-cash investing and financing activities:

Cancellation of preferred stock	100	–

Supplemental disclosures:

Interest paid	–	1,236
Income taxes paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

F-5

Chuma Holdings Inc.

(formerly Cannamed Corporation)

Notes to the Consolidated Financial Statements

November 30, 2014

(Expressed in US dollars)

1.

Nature of Operations and Continuance of Business

Chuma Holdings Inc. (the “Company”) was incorporated in the State of Nevada on February 14, 2006 under the name XTOL Energy Inc. On October 11, 2007, the Company changed its name to LAUD Resources Inc. On June 23, 2008, the Company changed its name from LAUD Resources Inc. to MASS Petroleum Inc. On March 6, 2014, the Company changed its name from MASS Petroleum Inc. to Dyna Nutra, Inc. On April 7, 2014, the Company changed its name from Dyna Nutra, Inc. to Cannamed Corporation. On August 29, 2014, the Company changed its name from Cannamed Corporation to Chuma Holdings Inc. The Company’s principal business was formerly the acquisition and exploration of oil and gas properties located in the United States until the sale of its sole oil and gas property on May 30, 2014. The Company’s current operations are to offer turnkey support services and financing loans to companies involved in the legal cannabis industry. Support services provided by the Company include compliance consulting, security services, management, bookkeeping, and financial services.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at November 30, 2014, the Company has a working capital deficit of $540,625 and has accumulated losses totaling $10,748,573 since inception.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable and sustainable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

(a)

Principles of Consolidation

The consolidated financial statements for the year ended November 30, 2014 includes the accounts of the Company and its wholly-owned subsidiaries, 1849 Holdings Inc., and Cal-Westridge, LLC (“Cal-West”), a wholly-owned subsidiary of 1849 Holdings, Inc., effective April 29, 2014. All intercompany transactions and balances have been eliminated on consolidation.

(b)

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is November 30.

(c)

Use of Estimates

The preparation of these consolidated financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include, but are not limited to, the collectability of accounts receivable and loans receivable, valuation allowance for deferred income tax assets, and fair value of share-based compensation.  The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(d)

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less at the time of issuance to be cash equivalents.

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

F-6

2.

Summary of Significant Accounting Policies (continued)

(a)

Oil and Gas Properties (continued)

The Company applies a ceiling test to the capitalized cost in the full cost pool. The ceiling test limits such cost to the estimated present value, using a ten percent discount rate, of the future net revenue from proved reserves based on current economic and operating conditions. Specifically, the Company computes the ceiling test so that capitalized cost, less accumulated depletion and related deferred income tax, do not exceed an amount (the ceiling) equal to the sum of: The present value of estimated future net revenue computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current cost) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus the cost of property not being amortized; plus the lower of cost or estimated fair value of unproven properties included in the costs being amortized; less income tax effects related to differences between the book and tax basis of the property. For unproven properties, the Company excludes from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, the Company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. The Company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test. On May 30, 2014, the Company sold the interest in its oil and gas property.  Refer to Note 5.

(b)

Asset Retirement Obligations

The Company follows the provisions of ASC 410, Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.  As at November 30, 2014 and 2013, the Company did not have any asset retirement obligations.

(c)

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

(i)

Revenue Recognition and Accounts Receivable

The Company’s revenue consists of management fees and services and interest income on loans receivable.  Management fees and service revenue are recognized when fees and services are at a fixed or determinable price, persuasive evidence of an arrangement exists, the services have been provided, and collectability is reasonably assured. Interest income on loans receivable are recognized on an accrual basis when the interest rates on the loans have been fixed or determined, a signed agreement exists between the Company and borrower, financing has been provided to the borrower, and collectability of the interest revenue is reasonably assured.

The Company assesses its accounts receivable periodically throughout the year and records an allowance for doubtful accounts if factors or events occur that indicate a potential default of the amounts owing.  As at November 30, 2014, the Company recognized an allowance for doubtful accounts of $22,250.

F-7

2.

Summary of Significant Accounting Policies (continued)

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

(k)

Loss Per Share

The Company computes loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at November 30, 2014, the Company had 116,667 (2013 – nil) potentially dilutive shares outstanding.

(l)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2014 and 2013, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

F-8

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

The Company’s financial instruments consist principally of cash, accounts receivable, amounts receivable, loans receivable, accounts payable, accrued liabilities, amounts due to related parties, and loans payable. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

(h)

Recent Accounting Pronouncements

The Company has limited operations and is considered to be in the development stage. During the year ended November 30, 2014, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.

Accounts Receivable

	November, 30, 2014 $	November 30, 2013 $

Interest revenue on loans receivable	29,539	–
Management fees and services	2,000	–

	31,539	–

4.

Property and Equipment

	Cost $	Accumulated Depreciation $	November 30, 2014 Net Carrying Value $	November 30, 2013 Net Carrying Value $

Computer hardware	4,454	4,425	29	201

F-9

5.

Oil and Gas Property

	November 30, 2014 Net Carrying Value $	November 30, 2013 Net Carrying Value $

Proved Property

Acquisition costs	34,038	34,038
Depletion	(27,303)	(27,303)
Impairment	(4,547)	(4,547)
Disposal	(2,188)	–

Net Carrying Value	–	2,188

On August 1, 2006, the Company acquired a 2.34% non-operating interest in three oil and gas wells located in Oklahoma for $34,038.

On May 30, 2014, the Company entered into an Assignment and Conveyance of Oil and Gas Leases (the “Assignment”). Under the terms of the Assignment, the Company assigned and transferred all of its rights, title and 2.34% interest in and to the oil and gas leases located in Oklahoma for consideration of $10. As a result of the Assignment, the Company no longer owns or has interests in oil and gas properties. During the year ended November 30, 2014, the Company recognized a loss of $2,188 on disposal of the oil and gas assets.

6.

Loans Receivable

a)

On June 27, 2012, the Company entered into a bridge loan agreement with D-Helix Inc. (“D-Helix”), whereby the Company agreed to lend $75,000 to D-Helix. Under the terms of the agreement, the principal amount will be due and payable on the earlier of September 30, 2012 or within ten business days of the closing of a potential share exchange agreement between the Company and D-Helix. The loan is unsecured, bears interest at 10% per annum, and is payable in quarterly installments from September 30, 2012. As of November 30, 2013, the Company recorded a full allowance on the principal amount and accrued interest due to the uncertainty of future collection of the loan receivable.

b)

On June 25, 2014, Cal-West received a secured promissory note from 20 Bear, LLC (“20 Bear”), effective as of May 29, 2014, in the principal amount of $41,865 to acquire agricultural real estate in California which is secured against the promissory note. The note bears interest at 10% per annum and is due on January 15, 2025, with monthly payments of $589 commencing on January 15, 2015. As at November 30, 2014, the Company has recognized accrued interest receivable of $2,157.

c)

On June 25, 2014, Cal-West received a secured promissory note from Cal-Southridge, LLC (“Southridge”), effective as of June 2, 2014, in the principal amount of $66,380 to acquire agricultural real estate in California which is secured against the promissory note. The note bears interest at 10% per annum and is due on January 15, 2025, with monthly payments of $933 commencing on January 15, 2015. As at November 30, 2014, the Company has recognized accrued interest receivable of $3,343.

d)

On June 25, 2014, Cal-West received a secured installment note from Orange County Growers Association (“OCGA”) in the principal amount of $160,000. The installment note is secured by OCGA’s interest in machinery, equipment, fixtures, appliances and other assets, bears interest at 10% per annum commencing November 30, 2014, and is due on November 30, 2017, with monthly payments of $5,388 commencing on November 30, 2014. OCGA owns and operates a California medical marijuana dispensary properly organized under the California Attorney General’s guidelines. As at November 30, 2014, the Company has advanced $139,875 under this secured installment note.

e)

On June 25, 2014, Cal-West received a secured promissory note from Rattlesnake Pine, LLC (“Rattlesnake”), effective as of May 22, 2014, in the principal amount of $122,038 to acquire agricultural real estate in California which is secured against the promissory note. The note bears interest at 10% per annum and is due on January 15, 2025, with monthly payments of $1,721 commencing on January 15, 2015. As at November 30, 2014, the Company has recognized accrued interest receivable of $6,534.

f)

On June 25, 2014, Cal-West received a secured promissory note from 50 Bear, LLC (“50 Bear”), effective as of May 29, 2014, in the principal amount of $99,789 to acquire agricultural real estate in California which is secured against the promissory note. The note bears interest at 10% per annum and is due on January 15, 2025, with monthly payments of $1,404 commencing on January 15, 2015. As at November 30, 2014, the Company has recognized accrued interest receivable of $5,141.

g)

On June 25, 2014, Cal-West received a secured promissory note from 3180 Dips, LLC (“3180”), effective as of June 9, 2014, in the principal amount of $74,308 to acquire agricultural real estate in California which is secured against the promissory note. The note bears interest at 10% per annum and is due on January 15, 2025, with monthly payments of $1,042 commencing on January 15, 2015. As at November 30, 2014, the Company has recognized accrued interest receivable of $3,592.

h)

On July 18, 2014, Cal-West received a secured promissory note from Horizons Partners, LLC (“Horizons”) in the principal amount of $146,375. The note is unsecured, bears interest at 6% per annum, and is due on July 18, 2016. During the year ended November 30, 2014, the Company received payment of $1,700 against the note.  As at November 30, 2014, the Company has recognized accrued interest receivable of $3,303.

i)

On May 30, 2014, the Company entered into leasing and property management agreements with each of 20 Bear, Southridge, Rattlesnake, 50 Bear, and 3180 (collectively, the “Owners”). Under the terms of these agreements, the Company agreed to manage various properties on behalf of the Owners for consideration of monthly management fees of $1,167 per month for an initial term of five years, and advances for leasehold improvements. Management fees may be payable pursuant to revolving promissory notes entered into with each Owner.  As at November 30, 2014, the Company has charged management fees of $35,000, advanced $14,060 for leasehold improvements secured under these notes, and has recognized accrued interest receivable of $1,071.  During the year ended November 30, 2014, the Company recorded a $24,500 provision for loans receivable due to the future uncertainty of collection.  The amounts owing are due in June 2016.

j)

On July 8, 2014, the Company entered into lease agreements with each of 2131 Inc., 3231 Inc., 5301 Inc., 7141 Inc., and 5621 Inc. (collectively, the “Tenants”) on behalf of each the Owners. Under the terms of these agreements, the Company agreed to lease out the Owners’ various properties on behalf of the Owners to the Tenants for an initial term of five years. Beginning as of the effective date of the agreements and continuing for a period not exceeding 24 months, rent may be payable pursuant to revolving promissory notes entered into with each Tenant. As at November 30, 2014, the Company has advanced an aggregate of $94,000 for leasehold improvements secured under these notes and has recognized accrued interest receivable of $4,399.

F-10

7.

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

(d)

On September 9, 2009, the Company entered into a loan agreement for $7,000, payable on the earlier of September 9, 2011 or within seven days of the Company completing a financing in excess of $800,000. The amount owing is unsecured and bears interest at 5% per annum. On September 9, 2011, the note became due on demand. On November 29, 2014, the principal balance and all interest accrued on the loan agreement was forgiven and the Company recorded a gain on forgiveness of debt of $8,642.

(e)

On September 24, 2009, the Company entered into a loan agreement for $13,000 which is payable on the earlier of September 24, 2011 or within seven days of the Company completing a financing in excess of $800,000. The amount owing is unsecured and bears interest at 5% per annum. On September 24, 2011, the Company did not repay the note and the note became due on demand. On November 29, 2014, the principal balance and all interest accrued on the loan agreement was forgiven and the Company recorded a gain on forgiveness of debt of $16,022.

(f)

On October 5, 2009, the Company entered into a loan agreement for $30,000 which is payable on the earlier of October 5, 2012 or within seven days of the Company completing a financing in excess of $800,000. The amount owing is unsecured and bears interest at 5% per annum.  On March 22, 2012, the Company issued 22,500,000 shares of common stock at a fair value of $5,625,000 to settle $22,500 of the loan, resulting in a loss of $5,602,500 on settlement of debt. On November 29, 2014, the principal balance and all interest accrued on the loan agreement was forgiven and the Company recorded a gain on forgiveness of debt of $11,655.

(g)

On December 17, 2009, the Company entered into a loan agreement for $10,000 which is payable on the earlier of December 17, 2012 or within seven days of the Company completing a financing in excess of $800,000. The amount owing is unsecured and bears interest at 5% per annum. On December 17, 2012, the Company did not repay the note and the note became due on demand. On November 29, 2014, the principal balance and all interest accrued on the loan agreement was forgiven and the Company recorded a gain on forgiveness of debt of $12,211.

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

(i)

On January 20, 2010, the Company entered into a loan agreement for $10,000 which is payable on the earlier of January 20, 2012 or within seven days of the Company completing a financing in excess of $800,000. The amount owing is unsecured and bears interest at 5% per annum. On January 20, 2012, the Company did not repay the note and the note became due on demand. On November 29, 2014, the principal balance and all interest accrued on the loan agreement was forgiven and the Company recorded a gain on forgiveness of debt of $12,308.

(j)

On January 21, 2010, the Company entered into a loan agreement for $1,500 which is payable on the earlier of January 21, 2012 or within 7 days of the Company completing a financing in excess of $800,000. The amount owing is unsecured and bears interest at 5% per annum. On January 21, 2012, the Company did not repay the note and the note became due on demand.

(k)

On March 25, 2010, the Company entered into a loan agreement for $20,000 which is payable on the earlier of March 25, 2012 or within seven days of the Company completing a financing in excess of $800,000. The amount owing is unsecured and bears interest at 5% per annum. On March 25, 2012, the Company did not repay the note and the note became due on demand. On November 29, 2014, the principal balance and all interest accrued on the loan agreement was forgiven and the Company recorded a gain on forgiveness of debt of $24,151.

(l)

On May 5, 2010, the Company entered into a loan agreement for $90,000 which is payable on the earlier of May 5, 2012 or within seven days of the Company completing a financing in excess of $800,000. The amount owing is unsecured and bears interest at 5% per annum. On May 5, 2012, the Company did not repay the note and the note became due on demand. On November 29, 2014, the principal balance and all interest accrued on the loan agreement was forgiven and the Company recorded a gain on forgiveness of debt of $108,173.

(m)

On July 16, 2010, the Company entered into a loan agreement for $20,000 which is payable on the earlier of July 1, 2012 or within seven days of the Company completing a financing in excess of $800,000. The amount owing is unsecured and bears interest at 5% per annum. On July 1, 2012, the Company did not repay the note and the note became due on demand. On November 29, 2014, the principal balance and all interest accrued on the loan agreement was forgiven and the Company recorded a gain on forgiveness of debt of $23,841.

(n)

On December 2, 2010, the Company entered into a loan agreement for $10,000 which is payable on the earlier of December 5, 2012 or within seven days of the Company completing a financing in excess of $800,000. The amount owing is unsecured and bears interest at 5% per annum. On December 5, 2012, the Company did not repay the note and the note became due on demand. On November 29, 2014, the principal balance and all interest accrued on the loan agreement was forgiven and the Company recorded a gain on forgiveness of debt of $11,730.

(o)

On March 15, 2011, the Company received a loan of $29,300, which is payable on the earlier of March 15, 2012 or within 7 days of the Company completing a financing in excess of $1,500,000.  The amount owing is unsecured and bears interest at 5% per annum. On March 15, 2012, the Company did not repay the note and the note became due on demand.

(p)

On March 23, 2011, the Company entered into a loan agreement for $20,000 which is payable on the earlier of September 23, 2011 or within 7 days of the Company completing a financing in excess of $800,000. The amount owing is unsecured and bears interest at 5% per annum. On September 23, 2011, the Company did not repay the note and the note became due on demand. On November 29, 2014, the principal balance and all interest accrued on the loan agreement was forgiven and the Company recorded a gain on forgiveness of debt of $23,441.

F-11

7.

Loans Payable (continued)

(q)

On July 19, 2011, the Company entered into a loan agreement for $25,000 which is payable on the earlier of July 19, 2012 or within 7 days of the Company completing a financing in excess of $800,000. The amount owing is unsecured and bears interest at 5% per annum. On July 19, 2012, the Company did not repay the note and the note became due on demand. On November 29, 2014, the principal balance and all interest accrued on the loan agreement was forgiven and the Company recorded a gain on forgiveness of debt of $28,897.

(r)

On August 31, 2011, the Company entered into a loan agreement for $75,000 which is payable on the earlier of August 31, 2012 or within seven days of the Company completing a financing in excess of $800,000. The amount owing is unsecured and bears interest at 5% per annum. On August 31, 2012, the Company did not repay the note and the note became due on demand. On November 29, 2014, the principal balance and all interest accrued on the loan agreement was forgiven and the Company recorded a gain on forgiveness of debt of $86,230.

(s)

On November 14, 2011, the Company entered into a loan agreement for $12,500 which is payable on the earlier of November 14, 2012 or within seven days of the Company completing a financing in excess of $800,000. The amount owing is unsecured and bears interest at 5% per annum. On November 14, 2012, the Company did not repay the note and the note became due on demand. On November 29, 2014, the principal balance and all interest accrued on the loan agreement was forgiven and the Company recorded a gain on forgiveness of debt of $14,242.

(t)

On February 29, 2012, the Company entered into a loan agreement for $15,000 which is payable on the earlier of February 28, 2013 or within seven days of the Company completing a financing in excess of $800,000. The amount owing is unsecured, bearing interest at 5% per annum.  On February 28, 2013, the Company did not repay the note and the note became due on demand. On November 29, 2014, the principal balance and all interest accrued on the loan agreement was forgiven and the Company recorded a gain on forgiveness of debt of $16,878.

(u)

On June 29, 2012, the Company entered into a loan agreement for proceeds of $75,000. The amount owing is unsecured, non-interest bearing, and due on demand.

(v)

On August 29, 2012, the Company entered into a loan agreement for $61,500 which is payable on the earlier of August 29, 2014 or within ten days of the Company completing a financing in excess of $2,000,000.  On August 29, 2014, the Company did not repay the note and the note became due on demand. On November 29, 2014, the principal balance and all interest accrued on the loan agreement was forgiven and the Company recorded a gain on forgiveness of debt of $67,667.

(w)

On November 2, 2012, the Company entered into a loan agreement for $30,192 (Cdn$30,000) which is payable on the earlier of November 2, 2014 or within ten days of the Company completing a financing in excess of $2,000,000. The amount owing is unsecured and bears interest at 5% per annum. On November 29, 2014, the principal balance and all interest accrued on the loan agreement was forgiven and the Company recorded a gain on forgiveness of debt of $30,064 (Cdn$32,741).

(x)

On December 24, 2012, the Company entered into a loan agreement for $80,000 which is payable on the earlier of December 24, 2014 or within seven days of the Company completing a financing in excess of $2,000,000.  The amount owing is unsecured and bears interest at 5% per annum.

(y)

On July 30, 2013, the Company entered into a loan agreement for proceeds of $54,935. The amount owing is unsecured, non-interest bearing, and due on demand. On November 29, 2014, the principal balance on the loan agreement was forgiven and the Company recorded a gain on forgiveness of debt of $58,592.

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

(bb)

On November 3, 2014, the Company entered into a loan agreement for $25,000. The amount owing is unsecured, payable on December 3, 2014, and bears interest at $500 per month.

(cc)

On November 3, 2014, the Company entered into a loan agreement for $25,000. The amount owing is unsecured, payable on December 3, 2014, and bears interest at $500 per month.

(dd)

On November 7, 2014, the Company entered into a loan agreement for $22,070 (Cdn$25,000). The amount owing is unsecured, payable on December 7, 2014, and bears interest at $500 per month.

F-12

8.

Related Party Transactions

(a)

During the year ended November 30, 2014, the Company incurred $4,597 (2013 - $11,723) of management fees to the former Chief Financial Officer (“CFO”) of the Company and a company controlled by the former CFO of the Company. As at November 30, 2014, a company controlled by the former CFO of the Company owed $927 (Cdn$1,050) to the Company (2013 – $6,189 (Cdn$6,573) was owed from the Company).

(b)

On December 4, 2009, the Company entered into a loan agreement with the former President and current Chief Executive Officer (“CEO”) of the Company for $7,000, which is payable on the earlier of December 4, 2010 or within seven days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum. On December 4, 2010, the Company extended the maturity date of the loan to December 4, 2013. On August 26, 2011, the Company repaid $2,000 of the loan by issuance of 20,000 common shares at $0.0001 per share resulting in a loss on settlement of $52,000.

(c)

During the year ended November 30, 2014, the Company incurred $30,000 (2013 - $nil) of management fees to the CEO of the Company. As at November 30, 2014, the CEO of the Company owed $21,722 (2013 - $23,893 owing from the Company) to the Company. These amounts are unsecured, non-interest bearing, and due on demand.

(d)

During the year ended November 30, 2014, the Company incurred $17,396 (2013 - $nil) of management fees to the Vice President of Finance of the Company. As at November 30, 2014, the Company owed $14,731 (2013 – $nil) to the Vice President of Finance. These amounts are unsecured, non-interest bearing, and due on demand.

(e)

During the year ended November 30, 2014, the Company incurred $8,000 (2013 - $nil) of management fees to the CFO of the Company. As at November 30, 2014, the Company owed $100 (2013 – $nil) to the CFO of the Company. These amounts are unsecured, non-interest bearing, and due on demand.

(f)

During the year ended November 30, 2014, the Company incurred $33,163 (2013 - $nil) of management fees to a company controlled by the CFO of the Company. As at November 30, 2014, the Company owed $7,018 (2013 – $nil) to the company controlled by the CFO of the Company. These amounts are unsecured, non-interest bearing, and due on demand.

(g)

During the year ended November 30, 2014, the Company incurred $12,000 (2013 - $nil) of management fees to the President of the Company. As at November 30, 2014, the Company owed $12,000 (2013 – $nil) to the President of the Company. These amounts are unsecured, non-interest bearing, and due on demand.

(h)

During the year ended November 30, 2014, the Company incurred $12,000 (2013 - $nil) of management fees to a company controlled by the President of the Company. As at November 30, 2014, the Company owed $12,000 (2013 – $nil) to a company controlled by the President of the Company. These amounts are unsecured, non-interest bearing, and due on demand.

(i)

During the year ended November 30, 2014, the President of the Company incurred $32,558 (Cdn$36,137) (2013 - $nil) of expenses to be reimbursed by the Company. As at November 30, 2014, the Company owed $32,558 (Cdn$36,137) (2013 – $nil) to the President of the Company. These amounts are unsecured, non-interest bearing, and due on demand.

9.

Share Capital

(a)

On June 16, 2014, the Company issued 1,870,000 shares of common stock at $0.50 per share for proceeds of $935,000.

(b)

On July 7, 2014, the Company issued 50,000 shares of common stock at $0.50 per share for proceeds of $25,000.

(c)

On August 22, 2014, the Company issued 100,000 shares of common stock at $0.50 per share for proceeds of $50,000.

(d)

On October 16, 2014, the CEO of the Company agreed to return 1,000,000 shares of preferred stock to the Company for cancellation.

(e)

On November 20, 2014, the Company issued 200,000 shares of common stock at $0.50 per share for proceeds of $100,000.

(f)

On November 20, 2014, the Company issued 45,000 shares of common stock with a fair value of $49,050 to five consultants as compensation for consulting services.

(g)

As at November 30, 2014, the Company received share subscriptions of $70,000 for the future issuance of 1,400,000 shares of common stock.

F-13

10.

Stock Options

During the year ended November 30, 2014, the Company granted 1,200,000 stock options to management and officers of the Company, including:

·

400,000 stock options to the CFO of the Company, exercisable at an exercise price of $1.85 per share for a period of 5 years of which 100,000 stock options vest six months from the grant date, and the remaining 300,000 stock options vest in equally monthly installments over the next 18 months;

·

400,000 stock options to the Vice President of the Company, exercisable at an exercise price of $1.65 per share for a period of 5 years of which 100,000 stock options vest six months from the grant date, and the remaining 300,000 stock options vest in equally monthly installments over the next 18 months; and

·

400,000 stock options to the President of the Company, exercisable at an exercise price of $1.43 per share for a period of 5 years of which 100,000 stock options vest six months from the grant date, and the remaining 300,000 stock options vest in equally monthly installments over the next 18 months.

The following table summarizes the continuity of the Company’s stock options:

	Number of Options	Weighted Average Exercise Price $	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $
Outstanding, November 30, 2013	–	–

Granted	1,200,000	1.64

Outstanding, November 30, 2014	1,200,000	1.64	4.61	–

Additional information regarding stock options as of November 30, 2014, is as follows:

	Outstanding			Exercisable
Range of Exercise Prices $	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

1.43	400,000	4.8	1.43	–	–
1.65	400,000	4.6	1.65	–	–
1.85	400,000	4.3	1.85	116,667	1.85

	1,200,000	4.6	1.64	116,667	1.85

During the year ended November 30, 2014, the Company recorded stock-based compensation of $548,111 (2013 - $nil), which has been recorded in general and administrative expense.  The weighted average grant date fair value of stock options granted during the year ended November 30, 2014 was $1.07 (2013 - $nil) per share.

F-14

The weighted average assumptions used for each of the years ended November 30, 2014 and 2013, calculated using the Black Scholes option pricing model assuming no expected dividends, are as follows:

	2014	2013

Risk-free interest rate	1.52%	–
Expected volatility	230%	–
Expected option life (in years)	4.6	–

A summary of the changes of the Company’s non-vested stock options is presented below:

	Number of Options	Weighted Average Exercise Price
		$

Non-vested, November 30, 2012 and 2013	–	–
Granted	1,200,000	1.64
Vested	(116,667)	(1.85)

Non-vested, November 30, 2014	1,083,333	1.62

11.

Commitments

(a)

On April 30, 2014, the Company entered into an employment agreement with the CFO of the Company for a period of two years, with options to extend annually on the mutual agreement of the Company and the CFO of the Company. Pursuant to the agreement, the Company is to pay a monthly fee of $4,000.

(b)

On July 24, 2014, the Company entered into an employment agreement with the CEO of the Company for a period of two years, with options to extend annually on the mutual agreement of the Company and the CEO of the Company. Pursuant to the agreement, the Company is to pay a monthly fee of $5,000 commencing June 1, 2014.

(c)

On July 2, 2014, the Company entered into an employment agreement with the Vice President of the Company for a period of two years, with options to extend annually on the mutual agreement of the Company and the Vice President of the Company. Pursuant to the agreement, the Company is to pay a monthly fee of $4,000. Refer to Note 14(b).

(d)

On September 3, 2014, the Company entered into an employment agreement with the President of the Company for a period of two years, with option to extend annually on the mutual agreement of the Company and the President of the Company. Pursuant to the agreement, the Company is to pay the President of the Company at an hourly rate of $125 per hour.

(e)

On October 23, 2014, the Company entered into a consulting agreement with a non-related party for marketing and public relation services. Under the terms of the agreement, the Company will pay $2,000 and issue common shares with a fair value of $3,000 per month on the last trading day of each month.  The agreement is effective until April 15, 2015.

(f)

On October 21, 2014, the Company entered into a consulting agreement with Strategic Management LLC for business development services to not exceed $10,000 per month and 25,000 shares of common stock per month, issued on a quarterly basis.  The agreement expires on October 21, 2024 and either party may terminate the agreement with one year of prior written notice.

(g)

On October 21, 2014, the Company entered into a consulting agreement with Sunshine Global Services, LLC for business development services. At the end of each month, the compensation will be determined between the Company and the consultant based on the services performed. The agreement expires on September 25, 2024, and either party may terminate the agreement with one year of prior written notice.

(h)

On October 23, 2014, the Company entered into a consulting agreement with Refcon Development Services, LLC for business development services to not exceed $5,000 per month and 5,000 shares of common stock per month, issued on a quarterly basis.  The agreement expires on October 23, 2015, and either party may terminate the agreement with 30 days of prior written notice.

12.  Discontinued Operations

On May 30, 2014, the Company disposed of all of its interests in oil and gas properties for consideration of $10 resulting in a loss of $2,188. As a result of the Company’s disposal of its oil and gas properties and a change in direction for the Company’s business, all revenues and expenses related to the oil and gas operations have been classified as discontinued operations.

The results of discontinued operations are summarized as follows:

	2014	2013
	$	$

Revenue	–	176

Operating Expenses

Depletion	–	69
Oil and gas production costs	23	350

Total Operating Expenses	(23)	419

Net Loss From Discontinued Operations	(23)	(243)

F-15

13.

Income Taxes

The Company has net operating losses carry forward of $2,476,806 available to offset taxable income in future years which commence expiring in fiscal 2026.

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the recovery for income taxes at the United States federal statutory rate compared to the Company’s income tax recovery reported is as follows:

	2014 $	2013 $

Net loss before income taxes per financial statements	(757,946)	(193,767)

Income tax rate	35%	35%

Income tax recovery	265,281	67,818

Permanent differences and other	3,877	(26,806)

Change in valuation allowance	(269,158)	(41,012)

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at November 30, 2014 and 2013 are as follows:

	2014 $	2013 $

Net operating losses carried forward	885,029	615,421

Oil and gas property	1,191	1,641

Valuation allowance	(886,220)	(617,062)

Net deferred income tax asset	–	–

14.

Subsequent Events

(a)

On November 20, 2014, the Company entered into a share exchange agreement with Paul Shively and Associates, Inc. (“PSA”), a Nevada corporation and a company controlled by the CFO of the Company, pursuant to which the Company was to acquire 100% of the shares of common stock of PSA in exchange for the issuance of 1,790,000 shares of common stock of the Company. Upon closing, PSA is to become a wholly-owned subsidiary of the Company that will continue its operations in California’s legal cannabis industry. On February 20, 2015, the agreement was completed upon the issuance of 1,790,000 shares of common stock to PSA.

(b)

On December 15, 2014, the Vice President of the Company terminated her employment agreement with the Company.  Refer to Note 11(d).  On March 2, 2015, the Company entered into a settlement agreement for unpaid wages and expenses for $16,731.

(c)

On January 23, 2015, the Company entered into a share exchange agreement with California Acquisitions Group, Inc. (“CAGI”), a Nevada corporation and a company with common directors, pursuant to which the Company is to acquire 100% of the shares of common stock of CAGI in exchange for the issuance of 9,000,000 shares of common stock of the Company. Upon closing, CAGI is to become a wholly-owned subsidiary of the Company that will continue its operations in California’s legal cannabis industry.  On February 20, 2015, the agreement was completed upon the issuance of 9,000,000 shares of common stock to CAGI.

(d)

On February 17, 2015, the Company entered into a placement agent agreement with Spencer Edwards, Inc. Under the terms of the agreement, Spencer Edwards Inc. will act as the Company’s exclusive placement agent for the Company in connection with an offering of the Company’s securities in exchange for: (i) 2% non-accountable expense allowance; (ii) 10% sales commission of the gross proceeds of the offering; and (iii) 10% placement agent warrant.  The agreement is effective until July 31, 2015, unless one party provides written notice of termination to the other party for failure to comply with the terms of the agreement.

F-16