Form 10-K/A
period 2014-11-30
CHUMA HOLDINGS, INC.
filed 2015-03-18
CIK 1388982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment  No.1

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

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Annual Report on Form 10-K for the period ended November 30, 2014 (the “10-K”), is to (i) furnish the Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K and (ii) amend certain line items in our Consolidated Financial Statements that were stated in correctly due to clerical errors. No other changes have been made to the 10-K, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-K.

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

At November 30, 2014, the Company had total assets of $873,532 compared to $15,867 at November 30, 2013.  The increase in total assets is due to loans receivable of $809,190 for financing of various companies in the cannabis industry along with $31,539 of accounts receivable for accrued interest and management fees and services that were billed by the Company to various customers.

The Company had total liabilities of $692,281 at November 30, 2014 compared to $853,831 at November 30, 2013.  The decrease in total liabilities is due to the forgiveness of $554,744 of outstanding loans payable during the year, which was offset by new loans payable of $112,070, and a net increase in accounts payable of $204,875 which reflected the increase in operating activity of the Company during the year and the lack of sufficient cash flows to repay outstanding obligations as they became due.

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

During the year ended November 30, 2014, the President of the Company incurred $32,558 of expenses to be reimbursed by the Company. As of November 30, 2014, the Company owed $32,558 to the President of the Company. These amounts are unsecured, non-interest bearing, and due on demand.

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

CHUMA HOLDINGS, INC.

Date: March 18, 2015	By:	/s/ Jordan Shapiro
Jordan Shapiro
Chief Executive Officer

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed by the following persons in the capacities and on the dates stated.

Signatures	Title	Date

/s/ Jordan Shapiro	Chief Executive Officer (Principal Executive Officer)	March 18, 2015
Jordan Shapiro

/s/ Paul Shively	Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2015
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

Saturna Group Chartered Accountants LLP

Vancouver, Canada

March 17, 2015

F-1

Chuma Holdings Inc.

(formerly Cannamed Corporation)

Consolidated Balance Sheets

(Expressed in US dollars)

	November 30, 2014 $	November 30, 2013 $

ASSETS

Current Assets

Cash	4,853	9,119
Accounts receivable (Note 3)	31,539	–
Amounts receivable (Note 8)	27,921	4,359
Loans receivable (Note 6)	77,343	–

Total Current Assets	141,656	13,478

Property and equipment (Note 4)	29	201
Oil and gas property (Note 5)	–	2,188
Loans receivable (Note 6)	731,847	–

Total Assets	873,532	15,867

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	248,838	43,963
Accrued liabilities	29,093	75,303
Due to related parties (Note 8)	82,480	35,082
Loans payable (Note 7)	321,870	619,483

Total Current Liabilities	682,281	773,831

Loans payable (Note 7)	10,000	80,000

Total Liabilities	692,281	853,831

Nature of Operations and Continuance of Business (Note 1) Commitments (Note 11) Subsequent Events (Note 14)

Stockholders’ Equity (Deficit)

Preferred stock, 20,000,000 shares authorized, $0.0001 par value; nil shares issued and outstanding (2013 – 1,000,000 shares)	–	100

Common stock, 1,000,000,000 shares authorized, $0.0001 par value; 54,920,864 shares issued and outstanding (2013 – 52,655,864 shares)	5,492	5,266

Additional paid-in capital	10,854,332	9,147,297

Common stock subscribed (Note 9)	70,000	–

Accumulated deficit	(10,748,573)	(9,990,627)

Total Stockholders’ Equity (Deficit)	181,251	(837,964)

Total Liabilities and Stockholders’ Equity (Deficit)	873,532	15,867

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

(The accompanying notes are an integral part of these consolidated financial statements)

F-4

Chuma Holdings Inc.

(formerly Cannamed Corporation)

Consolidated Statements of Cash Flows

(Expressed in US dollars)

	Year Ended November 30, 2014 $	Year Ended November 30, 2013 $

Operating Activities

Net loss for the year	(757,946)	(193,767)

Adjustments to reconcile net loss to net cash used in operating activities:

Accrued management fee income included in loans receivable	(35,000)	–
Bad debts	22,250	–
Common stock issued for consulting services	49,050	–
Loss on disposal of discontinued operations	2,188	–
Depreciation	172	862
Gain on foreign currency translation	(527)	(2,011)
Gain on forgiveness of debt	(554,744)	–
Provision for loan receivable	24,500	76,253
Stock-based compensation	548,111	–

Changes in operating assets and liabilities:

Accounts receivable	(53,789)	–
Amounts receivable	(23,562)	4,979
Prepaid expenses	–	325
Accounts payable	204,875	(4,253)
Accrued liabilities	29,378	26,784
Due to related parties	47,398	34,380

Net Cash Used In Operating Activities	(497,646)	(56,448)

Investing Activities

Advances of loans receivable	(800,390)	–
Proceeds from loans receivable	1,700	–

Net Cash Used in Investing Activities	(798,690)	–

Financing Activities

Proceeds from issuance of common stock and common stock subscribed	1,180,000	–
Proceeds from loans payable	112,070	134,935
Repayment of loans payable	–	(38,600)
Repayment of related party loans	–	(44,861)

Net Cash Provided by Financing Activities	1,292,070	51,474

Decrease in Cash	(4,266)	(4,974)

Cash, Beginning of Year	9,119	14,093

Cash, End of Year	4,853	9,119

Non-cash investing and financing activities:

Cancellation of preferred stock	100	–

Supplemental disclosures:

Interest paid	–	1,236
Income taxes paid	–	–

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