Form 10-K/A
period 2014-11-30
CHUMA HOLDINGS, INC.
filed 2015-04-16
CIK 1388982

10-K/A 1 form10ka.htm FORM 10-K/A

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment  No.2

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

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Annual Report on Form 10-K for the period ended November 30, 2014 (the “10-K”), is to (i) amend certain line items in our Consolidated Financial Statements that were stated incorrectly in our previous filing due to clerical errors, (ii) amend the corresponding items in our Notes to our Financial Statements, and (iii) include Note 14, “Restatement” in our Notes. No other changes have been made to the 10-K, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-K.

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

Operating Expenses

During the year ended November 30, 2014, the Company incurred operating expenses of $1,698,158 compared to $89,659 for the year ended November 30, 2013.  The increase in the amount of operating expenses was due to the costs incurred for the Company’s operations including increases in the amount of salaries and management compensation (including stock-based compensation expense of $889,450 relating to the issuance of 1,200,000 stock options to various management and officers of the Company).

The Company recorded a net loss of $1,099,285 and a loss per share of $0.02 during the year ended November 30, 2014 compared with a net loss of $193,767 and a loss per share of $nil during the year ended November 30, 2013.  In addition to operating expenses, the Company incurred interest expense of $29,949 (2013 - $27,612) related to interest incurred on loans payable, a provision for loans receivable of $24,500 (2013 - $76,263) for amounts that are deemed to be uncollectible, and a gain on forgiveness of debt of $554,744 (2013 - $nil) related to the forgiveness of various loans payable, inclusive of outstanding principal and accrued interest, as a number of loan agreements were from companies that have ceased operations and are no longer a legal entity.

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

CHUMA HOLDINGS, INC.

Date: April 16, 2015	By:	/s/ Jordan Shapiro
Jordan Shapiro
Chief Executive Officer

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed by the following persons in the capacities and on the dates stated.

Signatures	Title	Date

/s/ Jordan Shapiro	Chief Executive Officer (Principal Executive Officer)	April 16, 2015
Jordan Shapiro

/s/ Paul Shively	Chief Financial Officer (Principal Financial and Accounting Officer)	April 16, 2015
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

Saturna Group Chartered Accountants LLP

Vancouver, Canada

March 17, 2015, with the exception of Note 14 which is as of April 14, 2015

F-1

Chuma Holdings Inc.

(formerly Cannamed Corporation)

Consolidated Balance Sheets

(Expressed in US dollars)

	November 30, 2014 $	November 30, 2013 $
	(Restated - Note 14)
ASSETS

Current Assets

Cash	4,853	9,119
Accounts receivable (Note 3)	31,539	–
Amounts receivable (Note 8)	27,921	4,359
Loans receivable (Note 6)	77,343	–

Total Current Assets	141,656	13,478

Property and equipment (Note 4)	29	201
Oil and gas property (Note 5)	–	2,188
Loans receivable (Note 6)	731,847	–

Total Assets	873,532	15,867

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	248,838	43,963
Accrued liabilities	29,093	75,303
Due to related parties (Note 8)	82,480	35,082
Loans payable (Note 7)	321,870	619,483

Total Current Liabilities	682,281	773,831

Loans payable (Note 7)	10,000	80,000

Total Liabilities	692,281	853,831

Nature of Operations and Continuance of Business (Note 1) Commitments (Note 11) Subsequent Events (Note 14)

Stockholders’ Equity (Deficit)

Preferred stock, 20,000,000 shares authorized, $0.0001 par value; nil shares issued and outstanding (2013 – 1,000,000 shares)	–	100

Common stock, 1,000,000,000 shares authorized, $0.0001 par value; 54,920,864 shares issued and outstanding (2013 – 52,655,864 shares)	5,492	5,266

Additional paid-in capital	11,195,671	9,147,297

Common stock subscribed (Note 9)	70,000	–

Accumulated deficit	(11,089,912)	(9,990,627)

Total Stockholders’ Equity (Deficit)	181,251	(837,964)

Total Liabilities and Stockholders’ Equity (Deficit)	873,532	15,867

(The accompanying notes are an integral part of these consolidated financial statements)

F-2

Chuma Holdings Inc.

(formerly Cannamed Corporation)

Consolidated Statements of Operations

(Expressed in US dollars)

	Year Ended	Year Ended
	November 30,	November 30,
	2014	2013
	$	$
Revenue	(Restated - Note 14)

Interest revenue	29,539	–
Management fee and service revenue	71,250	–

Total Revenue	100,789	–

Operating Expenses

Bad debts	22,250	–
Depreciation	172	862
General and administrative (Notes 8 and 10)	1,675,736	88,797

Total Operating Expenses	1,698,158	89,659

Operating Loss	(1,597,369)	(89,659)

Other Income (Expense)

Interest expense	(29,949)	(27,612)
Provision for loan receivable (Note 6)	(24,500)	(76,253)
Gain on forgiveness of debt (Note 7)	554,744	–

Total Other Income (Expense)	500,295	(103,865)

Loss from Continuing Operations	(1,097,074)	(193,524)

Discontinued Operations (Note 12)

Loss from discontinued operations	(23)	(243)
Loss on disposal of discontinued operations	(2,188)	–

Loss on Discontinued Operations	(2,211)	(243)

Net Loss and Comprehensive Loss	(1,099,285)	(193,767)

Net Loss Per Share – Basic and Diluted	(0.02)	(0.00)

Weighted Average Shares Outstanding	53,565,563	52,656,000

(The accompanying notes are an integral part of these consolidated financial statements)

F-3

Chuma Holdings Inc.

(formerly Cannamed Corporation)

Consolidated Statement of Stockholders’ Equity (Deficit)

For the Period from November 30, 2012 to November 30, 2014

(Expressed in US dollars)

					Additional	Common
	Preferred Stock		Common Stock		Paid-in	Stock	Accumulated
		Amount		Amount	Capital	Subscribed	Deficit	Total
	#	$	#	$	$	$	$	$

Balance, November 30, 2012	1,000,000	100	52,655,864	5,266	9,147,297	–	(9,796,860)	(644,197)

Net loss for the year	–	–	–	–	–	–	(193,767)	(193,767)

Balance, November 30, 2013	1,000,000	100	52,655,864	5,266	9,147,297	–	(9,990,627)	(837,964)

Common stock issued at $0.50 per share	–	–	2,220,000	222	1,109,778	–	–	1,110,000

Preferred stock cancelled	(1,000,000)	(100)	–	–	100	–	–	–

Common stock issued for consulting services	–	–	45,000	4	49,046	–	–	49,050

Share subscriptions received	–	–	–	–	–	70,000	–	70,000

Fair value of stock options granted	–	–	–	–	889,450	–	–	889,450

Net loss for the year	–	–	–	–	–	–	(1,099,285)	(1,099,285)

Balance, November 30, 2014 (Restated - Note 14)	–	–	54,920,864	5,492	11,195,671	70,000	(11,089,912)	181,251

(The accompanying notes are an integral part of these consolidated financial statements)

F-4

Chuma Holdings Inc.

(formerly Cannamed Corporation)

Consolidated Statements of Cash Flows

(Expressed in US dollars)

	Year Ended November 30, 2014 $	Year Ended November 30, 2013 $

Operating Activities

Net loss for the year	(1,099,285)	(193,767)

Adjustments to reconcile net loss to net cash used in operating activities:

Accrued management fee income included in loans receivable	(35,000)	–
Bad debts	22,250	–
Common stock issued for consulting services	49,050	–
Loss on disposal of discontinued operations	2,188	–
Depreciation	172	862
Gain on foreign currency translation	(527)	(2,011)
Gain on forgiveness of debt	(554,744)	–
Provision for loan receivable	24,500	76,253
Stock-based compensation	889,450	–

Changes in operating assets and liabilities:

Accounts receivable	(53,789)	–
Amounts receivable	(23,562)	4,979
Prepaid expenses	–	325
Accounts payable	204,875	(4,253)
Accrued liabilities	29,378	26,784
Due to related parties	47,398	34,380

Net Cash Used In Operating Activities	(497,646)	(56,448)

Investing Activities

Advances of loans receivable	(800,390)	–
Proceeds from loans receivable	1,700	–

Net Cash Used in Investing Activities	(798,690)	–

Financing Activities

Proceeds from issuance of common stock and common stock subscribed	1,180,000	–
Proceeds from loans payable	112,070	134,935
Repayment of loans payable	–	(38,600)
Repayment of related party loans	–	(44,861)

Net Cash Provided by Financing Activities	1,292,070	51,474

Decrease in Cash	(4,266)	(4,974)

Cash, Beginning of Year	9,119	14,093

Cash, End of Year	4,853	9,119

Non-cash investing and financing activities:

Cancellation of preferred stock	100	–

Supplemental disclosures:

Interest paid	–	1,236
Income taxes paid	–	–

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at November 30, 2014, the Company has a working capital deficit of $540,625 and has accumulated losses totaling $1,089,912 since inception.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable and sustainable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(g)

As at November 30, 2014, the Company received share subscriptions of $70,000 for the future issuance of 140,000 shares of common stock.

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

During the year ended November 30, 2014, the Company recorded stock-based compensation of $889,450 (2013 - $nil), which has been recorded in general and administrative expense.  The weighted average grant date fair value of stock options granted during the year ended November 30, 2014 was $1.63 (2013 - $nil) per share.

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

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the recovery for income taxes at the United States federal statutory rate compared to the Company’s income tax recovery reported is as follows:

	2014 $	2013 $

Net loss before income taxes per financial statements	(1,099,285)	(193,767)

Income tax rate	35%	35%

Income tax recovery	384,750	67,818

Permanent differences and other	(115,592)	(26,806)

Change in valuation allowance	(269,158)	(41,012)

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at November 30, 2014 and 2013 are as follows:

	2014 $	2013 $

Net operating losses carried forward	885,029	615,421

Oil and gas property	1,191	1,641

Valuation allowance	(886,220)	(617,062)

Net deferred income tax asset	–	–

14.

Restatement

The Company has restated its consolidated financial statements as at November 30, 2014, to adjust for the vesting of stock options issued to employees.  The effect of the restatement is to increase net loss by $341,339 and increase loss per share by $0.01.

The accompanying financial statements for the year ended November 30, 2014 have been restated to effect the changes described above. The impact of the restatement as at November 30, 2014, and for the year then ended is summarized below:

 Consolidated Balance Sheet

	As At November 30, 2014
	As Reported $	Adjustment $	As Restated $

Stockholder’s Equity

Additional paid-in capital	10,854,332	341,339	11,195,671
Accumulated deficit	(10,748,573)	(341,339)	(11,089,912)

Consolidated Statement of Operations

	Year Ended November 30, 2014
	As Reported $	Adjustment $	As Restated $

General and administrative	1,334,397	341,339	1,675,736

Total Operating Expenses	1,356,819	341,339	1,698,158

Net Loss	(757,946)	(341,339)	(1,099,285)

Consolidated Statement of Stockholders’ Equity

	Balance – November 30, 2014
	As Reported $	Adjustment $	As Restated $

Additional paid-in capital	548,111	341,339	889,450
Accumulated deficit	(10,748,573)	(341,339)	(11,089,912)

15.

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