Form 10-Q
period 2015-02-28
CHUMA HOLDINGS, INC.
filed 2015-04-20
CIK 1388982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ To ______________________

CHUMA HOLDINGS, INC.

(Exact name of Registrant as specified in its charter)

Nevada	000-53447	20-5893809
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

20945 Devonshire Street, Suite 208

 (Address of principal executive offices, including Zip Code)

(702) 751-8455

Registrant's telephone number, including area code:

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

Class of Stock	No. Shares Outstanding	Date
Common Stock	65,710,864	April 20, 2015

2

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report may constitute forward-looking statements that include information related to future events and future financial and operating performance. The words "may," "would," "will," "expect," "estimate," "can," "believe," "potential" and similar expressions and variations thereof are intended to identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management's good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to: the ability of Chuma Holdings, Inc. to secure appropriate funding to implement its business plan, the demand for Chuma’s services, Chuma's ability to maintain customer and strategic business relationships, the regulation of the legal cannabis industry on both state and federal levels, the impact of competitive products and pricing, and growth in targeted markets. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this 10-Q report in its entirety, including all other filings made by the Company with the SEC. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this 10-Q report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

Unless otherwise noted, references to “Chuma,” “CHUM,” the “Company,” “we,” “our,” or “us” means Chuma Holdings, Inc., a Nevada corporation.

3

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

The unaudited consolidated financial statements of Chuma Holdings, Inc. follow. All currency references in this report are in US dollars unless otherwise noted.

Chuma Holdings Inc.

February 28, 2015

(Expressed in US dollars)

(unaudited)

Index

Consolidated Balance Sheets

F-1

Consolidated Statements of Operations

F-2

Consolidated Statements of Cash Flows

F-3

Notes to the Consolidated Financial Statements

F-4

4

Chuma Holdings Inc.

Consolidated Balance Sheets

(Expressed in US dollars)

	February 28, 2015 $	November 30, 2014 $
	(unaudited)
ASSETS

Current Assets

Cash	10,503	4,853
Accounts receivable (Note 3)	72,763	31,539
Amounts receivable (Note 7)	27,663	27,921
Loans receivable (Note 5)	77,740	77,343

Total Current Assets	188,669	141,656

Deferred financing costs	10,000	–
Property and equipment (Note 4)	–	29
Loans receivable (Note 5)	722,791	731,847

Total Assets	921,460	873,532

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	275,490	248,838
Accrued liabilities	59,929	29,093
Due to related parties (Note 7)	105,147	82,480
Loans payable (Note 6)	319,795	321,870

Total Current Liabilities	760,361	682,281

Loans payable (Note 6)	10,000	10,000

Total Liabilities	770,361	692,281

Nature of Operations and Continuance of Business (Note 1) Commitments (Note 10) Subsequent Event (Note 12)

Stockholders’ Equity

Preferred stock, 20,000,000 shares authorized, $0.0001 par value; nil shares issued and outstanding (November 30, 2014 – nil shares)	–	–

Common stock, 1,000,000,000 shares authorized, $0.0001 par value; 65,710,864 shares issued and outstanding (November 30, 2014 – 54,920,864 shares)	6,571	5,492

Additional paid-in capital	15,190,593	11,195,671

Common stock subscribed (Note 8)	115,000	70,000

Accumulated deficit	(15,161,065)	(11,089,912)

Total Stockholders’ Equity	151,099	181,251

Total Liabilities and Stockholders’ Equity	921,460	873,532

(The accompanying notes are an integral part of these consolidated financial statements)

Chuma Holdings Inc.

Consolidated Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the Three Months Ended	For the Three Months Ended
	February 28,	February 28,
	2015	2014
	$	$

Revenue

Interest revenue	23,551	–
Management fee and service revenue	40,325	–

Total Revenue	63,876	–

Operating Expenses

Bad debts	17,500	–
Depreciation	29	43
General and administrative (Notes 7 and 9)	114,510	28,424
Impairment of intangible assets (Note 11)	3,996,453	–

Total Operating Expenses	4,128,492	28,467

Loss Before Other Expense	(4,064,616)	(28,467)

Other Expense

Interest expense	(6,537)	(7,371)

Loss from Continuing Operations	(4,071,153)	(35,838)

Discontinued Operations

Loss on Discontinued Operations	–	(15)

Net Loss and Comprehensive Loss	(4,071,153)	(35,853)

Net Loss Per Share – Basic and Diluted	(0.07)	(0.00)

Weighted Average Shares Outstanding	55,880,000	52,656,000

(The accompanying notes are an integral part of these consolidated financial statements)

Chuma Holdings Inc.

Consolidated Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	For the Three Months Ended February 28, 2015 $	For the Three Months Ended February 28, 2014 $

Operating Activities

Net loss	(4,071,153)	(35,853)

Adjustments to reconcile net loss to net cash used in operating activities:
Accrued management fee income included in loans receivable	(17,500)	–
Bad debt expense	17,500	–
Depreciation	29	43
Gain on foreign currency translation	(2,075)	(1,158)
Impairment of intangible assets	3,996,453	–
Stock-based compensation	3,702	–

Changes in operating assets and liabilities:
Accounts receivable	(40,477)	–
Amounts receivable	258	(192)
Prepaid expenses	–	(5,576)
Accounts payable	19,782	(6,668)
Accrued liabilities	30,836	19,682
Due to related parties	44,767	7,970

Net Cash Used in Operating Activities	(17,878)	(21,752)

Investing Activities

Advances of loans receivable	(12,744)	–
Repayments of loans receivable	23,056	–
Cash received on acquisition of PSA	316	–

Net Cash Provided by Investing Activities	10,628	–

Financing Activities

Proceeds from common stock subscribed	45,000	–
Deferred financing costs	(10,000)	–
Proceeds from loans payable	–	40,000
Repayment of related party loans	(22,100)	(23,000)

Net Cash Provided by Financing Activities	12,900	17,000

Increase (Decrease) in Cash	5,650	(4,752)

Cash, Beginning of Period	4,853	9,119

Cash, End of Period	10,503	4,367

Supplemental Disclosures

Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

Chuma Holdings Inc.

Notes to the Consolidated Financial Statements

February 28, 2015

(Expressed in US dollars)

(unaudited)

1.

Nature of Operations and Continuance of Business

Chuma Holdings Inc. (the “Company”) was incorporated in the State of Nevada on February 14, 2006 under the name XTOL Energy Inc. On October 11, 2007, the Company changed its name to LAUD Resources Inc. On June 23, 2008, the Company changed its name from LAUD Resources Inc. to MASS Petroleum Inc. On March 6, 2014, the Company changed its name from MASS Petroleum Inc. to Dyna Nutra, Inc. On April 7, 2014, the Company changed its name from Dyna Nutra, Inc. to Cannamed Corporation. On August 29, 2014, the Company changed its name from Cannamed Corporation to Chuma Holdings Inc. The Company’s principal business was formerly the acquisition and exploration of oil and gas properties located in the United States until the sale of its sole oil and gas property on May 30, 2014. The Company’s current operations are to offer turnkey support services and financing loans to companies involved in the legal cannabis industry.  Support services provided by the Company include compliance consulting, security services, management, bookkeeping and financial services.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at February 28, 2015, the Company has a working capital deficit of $517,692 and has accumulated losses totaling $15,161,065 since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable and sustainable operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

(a)

Principles of Consolidation

The preparation of these consolidated financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, but are not limited to, the collectability of accounts receivable and loans receivable, and fair value of share-based compensation.  The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(b)

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is November 30.

(c)

Interim Financial Statements

These interim unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the period shown.  The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Chuma Holdings Inc.

Notes to the Consolidated Financial Statements

February 28, 2015

(Expressed in US dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

(d)

Use of Estimates

The preparation of these consolidated financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, but are not limited to, the collectability of accounts receivable and loans receivable, and fair value of share-based compensation.  The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

(h)

Revenue Recognition and Accounts Receivable

The Company’s revenue consists of management fees and services and interest income on loans receivable.  Management fees and service revenue are recognized when fees and services are at a fixed or determinable price, persuasive evidence of an arrangement exists, the services have been provided, and collectability is reasonably assured.  Interest income on loan receivable are recognized on an accrual basis when the interest rates on the loans have been fixed or determined, a signed agreement exists between the Company and borrower, financing has been provided to the borrower, and collectability of the interest revenue is reasonably assured.

The Company assesses its accounts receivable periodically throughout the year and records an allowance for doubtful accounts if factors or events occur that indicate a potential default of the amounts owing. At February 28, 2015, the Company recognized an allowance for doubtful accounts of $39,750 (November 30, 2014 - $22,250).

Chuma Holdings Inc.

Notes to the Consolidated Financial Statements

February 28, 2015

(Expressed in US dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

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

(j)

Loss Per Share

The Company computes loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  At February 28, 2015, the Company had 166,667 (November 30, 2014 – 116,667) potentially dilutive shares outstanding.

(k)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2015 and 2014, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Chuma Holdings Inc.

Notes to the Consolidated Financial Statements

February 28, 2015

(Expressed in US dollars)

(unaudited)

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

Chuma Holdings Inc.

Notes to the Consolidated Financial Statements

February 28, 2015

(Expressed in US dollars)

(unaudited)

3.

Accounts Receivable

	February 28, 2015	November 30, 2014
	$	$

Interest revenue on loans receivable	51,438	29,539
Management fees and services	21,325	2,000

	72,763	31,539

4.

Property and Equipment

	Cost $	Accumulated Depreciation $	February 28, 2015 Net Carrying Value $	November 30, 2014 Net Carrying Value $

Computer hardware	4,454	4,454	–	29

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

(b)

On June 25, 2014, Cal-West received a secured promissory note from 20 Bear, LLC (“20 Bear”), effective as of May 29, 2014, in the principal amount of $43,418 (November 30, 2014 - $41,865) to acquire agricultural real estate in California which is secured against the promissory note. During the three months ended February 28, 2015, the Company advance additional principal of $1,553.  The note bears interest at 10% per annum and is due on January 15, 2025, with monthly payments of $589 commencing on January 15, 2015. On January 12, 2015, the Company received a refund of principal amount of $200.  As at February 28, 2015, Cal-West has not received any repayments from 20 Bear.  As at February 28, 2015, the Company has recognized accrued interest receivable of $3,245 (November 30, 2014 - $2,157).

(c)

On June 25, 2014, Cal-West received a secured promissory note from Cal-Southridge, LLC (“Southridge”), effective as of June 2, 2014, in the principal amount of $68,342 (November 30, 2014 - $66,380) to acquire agricultural real estate in California which is secured against the promissory note. During the three months ended February 28, 2015, the Company advanced additional principal of $1,962.  The note bears interest at 10% per annum and is due on January 15, 2025, with monthly payments of $933 commencing on January 15, 2015. As at February 28, 2015, Cal-West has not received any repayments from Southridge.  As at February 28, 2015, the Company has recognized accrued interest receivable of $5,103 (November 30, 2014 - $3,343).

Chuma Holdings Inc.

Notes to the Consolidated Financial Statements

February 28, 2015

(Expressed in US dollars)

(unaudited)

5

Loans Receivable (continued)

(d)

On June 25, 2014, Cal-West received a secured installment note from Orange County Growers Association (“OCGA”) in the principal amount of $160,000. The installment note is secured by OCGA’s interest in machinery, equipment, fixtures, appliances and other assets, bears interest at 10% per annum commencing November 30, 2014, and is due on November 30, 2017, with monthly payments of $5,388 commencing on November 30, 2014. OCGA owns and operates a California medical marijuana dispensary properly organized under the California Attorney General’s guidelines. As at February 28, 2015, the Company has advanced $140,375 (November 30, 2014 - $139,875) under this secured installment note and has not received any repayments from OCGA.  As at February 28, 2015, the Company has recognized accrued interest receivable of $3,533 (November 30, 2014 - $nil).

(e)

On June 25, 2014, Cal-West received a secured promissory note from Rattlesnake Pine, LLC (“Rattlesnake”), effective as of May 22, 2014, in the principal amount of $120,921 (November 30, 2014 - $122,038) to acquire agricultural real estate in California which is secured against the promissory note. The note bears interest at 10% per annum and is due on January 15, 2025, with monthly payments of $1,721 commencing on January 15, 2015. On January 12, 2015, the Company received a refund of principal amount of $1,117.   As at February 28, 2015, Cal-West has not received any repayments from Rattlesnake.  As at February 28, 2015, the Company has recognized accrued interest receivable of $9,729 (November 30, 2014 - $6,534).

(f)

On June 25, 2014, Cal-West received a secured promissory note from 50 Bear, LLC (“50 Bear”), effective as of May 29, 2014, in the principal amount of $99,661 (November 30, 2014 - $99,789) to acquire agricultural real estate in California which is secured against the promissory note. The note bears interest at 10% per annum and is due on January 15, 2025, with monthly payments of $1,404 commencing on January 15, 2015. On January 12, 2015, the Company received a refund of principal amount of $128.  As at February 28, 2015, Cal-West has not received any repayments from 50 Bear.  As at February 28, 2015, the Company has recognized accrued interest receivable of $7,756 (November 30, 2014 - $5,141).

(g)

On June 25, 2014, Cal-West received a secured promissory note from 3180 Dips, LLC (“3180”), effective as of June 9, 2014, in the principal amount of $79,626 (November 30, 2014 - $74,308) to acquire agricultural real estate in California which is secured against the promissory note. During the three months ended February 28, 2015, the Company advance additional principal amount of $5,529.  The note bears interest at 10% per annum and is due on January 15, 2025, with monthly payments of $1,042 commencing on January 15, 2015. On January 13, 2015, the Company received a refund of principal amount of $212.  As at February 28, 2015, Cal-West has not received any repayments from 3180.  As at February 28, 2015, the Company has recognized accrued interest receivable of $5,577 (November 30, 2014 - $3,592).

(h)

On July 18, 2014, Cal-West received a secured promissory note from Horizons Partners, LLC (“Horizons”) in the principal amount of $146,375 (November 30, 2014 - $146,375). The note is unsecured, bears interest at 6% per annum, and is due on July 18, 2016. During the year ended November 30, 2014, the Company received payment of $1,700 against the note.  As at February 28, 2015, the Company has recognized accrued interest receivable of $5,416 (November 30, 2014 - $3,303).

Chuma Holdings Inc.

Notes to the Consolidated Financial Statements

February 28, 2015

(Expressed in US dollars)

(unaudited)

5.

Loans Receivable (continued)

(i)

On May 30, 2014, the Company entered into leasing and property management agreements with each of 20 Bear, Southridge, Rattlesnake, 50 Bear, and 3180 (collectively, the “Owners”). Under the terms of these agreements, the Company agreed to manage various properties on behalf of the Owners in consideration for monthly management fees of $1,167 per month for an initial term of five years, and advances for leasehold improvements.  Management fees may be payable pursuant to revolving promissory notes entered into with each Owner.  During the period ended February 28, 2015, the Company has charged management fees of $17,500 (November 30, 2014 - $35,000), advanced $3,000 (November 30, 2014 - $14,060) for leasehold improvements secured under these notes, and has recognized accrued interest receivable of $1,303 (November 30, 2014 - $1,071).  During the period ended February 28, 2014, the Company recorded a $17,500 (November 30, 2014 - $24,560) provision for loans receivable due to the future uncertainty of collection.  At February 28, 2015, the Company is due $18,713 (November 30, 2014 - $24,560) from the Owners.  The amounts owing are due in June 2016.

(j)

On July 8, 2014, the Company entered into lease agreements with each of 2131 Inc., 3231 Inc., 5301 Inc., 7141 Inc., and 5621 Inc. (collectively, the “Tenants”) on behalf of each the Owners. Under the terms of these agreements, the Company agreed to lease out the Owners’ various properties on behalf of the Owners to the Tenants for an initial term of five years. Beginning as of the effective date of the agreements and continuing for a period not exceeding 24 months, rent may be payable pursuant to revolving promissory notes entered into with each Tenant. During the period ended February 28, 2015, the Company received payments of $10,900 against the notes.  As at February 28, 2015, the Company has advanced an aggregate of $83,100 (November 30, 2014 - $94,000) for leasehold improvements secured under these notes and has recognized accrued interest receivable of $10,358 (November 30, 2014 - $4,399).

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

Chuma Holdings Inc.

Notes to the Consolidated Financial Statements

February 28, 2015

(Expressed in US dollars)

(unaudited)

6.

Loans Payable (continued)

(f)

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

(h)

On December 24, 2012, the Company entered into a loan agreement for $80,000 which is payable on the earlier of December 24, 2014 or within seven days of the Company completing a financing in excess of $2,000,000.  The amount owing is unsecured and bears interest at 5% per annum.

(i)

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

(k)

On November 3, 2014, the Company entered into a loan agreement for $25,000. The amount owing is unsecured, payable on December 3, 2014, and bears interest at $500 per month thereafter.

(l)

On November 3, 2014, the Company entered into a loan agreement for $25,000. The amount owing is unsecured, payable on December 3, 2014, and bears interest at $500 per month thereafter.

(m)

On November 7, 2014, the Company entered into a loan agreement for Cdn$25,000. At February 28, 2015, the Company owed $19,995 (November 30, 2014 - $22,070).  The amount owing is unsecured, payable on December 7, 2014, and bears interest at $500 per month thereafter.

7.

Related Party Transactions

(a)

During the three months ended February 28, 2015, the Company incurred $nil (2014 - $2,758) of management fees to the former Chief Financial Officer (“CFO”) of the Company and a company controlled by the former CFO of the Company. As at February 28, 2015, the company controlled by the former CFO of the Company owed $840 (Cdn$1,050) (November 30, 2014 - $927 (Cdn$1,050)) to the Company.

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

(c)

During the three months ended February 28, 2015, the Company incurred $15,000 (2014 - $nil) of management fees to the CEO of the Company. As at February 28, 2015, the CEO of the Company owed $21,934 (November 30, 2014 - $21,722) to the Company. These amounts are unsecured, non-interest bearing, and due on demand.

(d)

During the three months ended February 28, 2015, the Company incurred $2,000 (2014 - $nil) of management fees to the former Vice President of Finance of the Company. As at February 28, 2015, the Company owed $16,731 (November 30, 2014 – $14,731) to the Vice President of Finance. These amounts are unsecured, non-interest bearing, and due on demand.  On December 15, 2014, the Vice President of Finance of the Company terminated her employment agreement with the Company.

(e)

During the three months ended February 28, 2015, the Company incurred $20,000 (2014 - $nil) of management fees to the Chief Financial Officer (“CFO”) of the Company. As at February 28, 2015, the Company owed $16,471 (November 30, 2014 - $7,018) of management fees and $2,882 (November 30, 2014 – $100) of general and administrative expenses to the CFO of the Company. These amounts are unsecured, non-interest bearing, and due on demand.

(f)

During the three months ended February 28, 2015, the Company incurred $12,000 (2014 - $nil) of management fees to the President of the Company.  As at February 28, 2015, the Company owed $24,000 (November 30, 2014 - $12,000) to the President of the Company.  These amounts are unsecured, non-interest bearing, and due on demand.

(g)

As at February 28, 2015, the Company owed $12,000 (November 30, 2014 - $12,000) to a company controlled by the President of the Company. These amounts are unsecured, non-interest bearing, and due on demand.

(h)

As at February 28, 2015, the Company owed $28,903 (Cdn$36,137) (November 30, 2014 - $32,558 (Cdn$36,137)) to the President of the Company. These amounts are unsecured, non-interest bearing, and due on demand.

Chuma Holdings Inc.

Notes to the Consolidated Financial Statements

February 28, 2015

(Expressed in US dollars)

(unaudited)

8.      Share Capital

(a)

On February 20, 2015, the Company issued 1,790,000 shares of common stock at a fair value of $662,300 pursuant to the share exchange agreement entered on November 20, 2014.  Refer to Note 12(a).

(b)

On February 20, 2015, the Company issued 9,000,000 shares of common stock at a fair value of $3,330,000 pursuant to the share exchange agreement entered on January 23, 2015.  Refer to Note 12(b).

(c)

As at February 28, 2015, the Company received share subscriptions of $115,000 for the future issuance of 230,000 shares of common stock, of which $70,000 had been received as at November 30, 2014.

9.  Stock Options

On December 15, 2014, the Vice President of the Company terminated her employment agreement with the Company and the 400,000 stock options granted to her during the year ended November 30, 2014 were cancelled.  During the three months ended February 28, 2015, the Company reversed stock-based compensation $257,570 in relation to the unvested stock options granted to the Vice President of the Company.

The following table summarizes the continuity of the Company’s stock options:

	Number of Options	Weighted Average Exercise Price $	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, November 30, 2014	1,200,000	1.64

Cancelled	(400,000)	(1.65)

Outstanding, February 28, 2015	800,000	1.64	4.35	$ –

Exercisable, February 28, 2015	166,667	1.85	4.18	$ –

Chuma Holdings Inc.

Notes to the Consolidated Financial Statements

February 28, 2015

(Expressed in US dollars)

(unaudited)

9.  Stock Options (continued)

Additional information regarding stock options as of February 28, 2015, is as follows:

	Outstanding			Exercisable
Range of Exercise Prices $	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price $	Number of Options	Weighted Average Exercise Price $

1.43	400,000	4.52	1.43	–	–
1.85	400,000	4.18	1.85	166,667	1.85

	800,000	4.35	1.64	166,667	1.85

During the three months ended February 28, 2015, the Company recorded stock-based compensation of $3,702 (2014 - $nil), which is net of the reversal of $257,570 (2014 - $nil) for the cancellation of unvested stock options, and has been recorded in general and administrative expense.  The weighted average grant date fair value of stock options granted during the period ended February 28, 2015 was $nil (2014 - $1.63) per share.

A summary of the changes of the Company’s non-vested stock options is presented below:

	Number of Options	Weighted Average Exercise Price
		$
Non-vested as at November 30, 2014	1,083,333	1.62
Vested	(50,000)	1.85
Cancelled	(400,000)	1.65

Non-vested as at February 28, 2015	633,333	1.58

10. Commitments

(a)

On April 30, 2014, the Company entered into an employment agreement with the President of the Company for a period of two years, with options to extend annually on the mutual agreement of the Company and the President of the Company.  Pursuant to the agreement, the Company is to pay a monthly fee of $4,000.

(b)

On July 24, 2014, the Company entered into an employment agreement with the CEO of the Company for a period of two years, with options to extend annually on the mutual agreement of the Company and the CEO of the Company.  Pursuant to the agreement, the Company is to pay a monthly fee of $5,000 commencing June 1, 2014.

(c)

On September 3, 2014, the Company entered into an employment agreement with the CFO of the Company for a period of two years, with options to extend annually on the mutual agreement of the Company and the CFO of the Company.  Pursuant to the agreement, the Company is to pay the CFO of the Company at an hourly rate of $125 per hour.

Chuma Holdings Inc.

Notes to the Consolidated Financial Statements

February 28, 2015

(Expressed in US dollars)

(unaudited)

10.  Commitments (continued)

(d)

On October 23, 2014, the Company entered into a consulting agreement with a non-related party for marketing and public relation services.  Under the terms of the agreement, for the first three months of the agreement, the Company will pay $2,000 and issue common shares with a fair value of $3,000 per month on the last trading day of each month.  The agreement is effective until April 15, 2015.  As at February 28, 2015, the Company has not issued any shares to the consultant.

(e)

On October 21, 2014, the Company entered into a consulting agreement with Strategic Management LLC for business development services to not exceed $10,000 per month and 25,000 shares of common stock per month, issued on a quarterly basis.  The agreement expires on October 21, 2024 and either party may terminate the agreement with one year of prior written notice.

(f)

On October 21, 2014, the Company entered into a consulting agreement with Sunshine Global Services, LLC for business development services.  At the end of each month, the compensation will be determined between the Company and the consultant based on the service performed.  The agreement expires on September 25, 2024, and either party may terminate the agreement with one year of prior written notice.

(g)

On October 23, 2014, the Company entered into a consulting agreement with Institute for Wellbeing LLC for business development services to not exceed $5,000 per month and 5,000 shares of common stock per month, issued on a quarterly basis.  The agreement expires on October 23, 2015, and either party may terminate the agreement within 30 days of prior written notice.

(h)

On October 27, 2014, the Company entered into a consulting agreement with Harmony Group International LLC for business development services to not exceed $5,000 per month and 5,000 shares of common stock per month, issued on a quarterly basis.  The agreement expires on October 27, 2015, and either party may terminate the agreement within 30 days of prior written notice.

(i)

On October 29, 2014, the Company entered into a consulting agreement with Refcon Development Services, LLC for business development services to not exceed $5,000 per month and 5,000 shares of common stock per month, issued on a quarterly basis.  The agreement expires on October 29, 2015, and either party may terminate the agreement within 30 days of prior written notice.

(j)

On November 4, 2014, the Company entered into a consulting agreement with Frank G. Finkbeiner for business development services to not exceed $5,000 per month and 5,000 shares of common stock per month, issued on a quarterly basis.  The agreement expires on November 4, 2015, and either party may terminate the agreement within 30 days of prior written notice.

(k)

On February 17, 2015, the Company entered into a placement agent agreement with Spencer Edwards, Inc.  Under the terms of the agreement, Spencer Edwards Inc. will act as the Company’s exclusive placement agent for the Company in connection with an offering of the Company’s securities in exchange for: (i) 2% non-accountable expense allowance: (ii) 10% sales commission of the gross proceeds of the offering; and (iii) 10% placement agent warrant.  The agreement is effective until July 31, 2015, unless one party provides written notice of termination to the other party for failure to comply with the terms of the agreement.

Chuma Holdings Inc.

Notes to the Consolidated Financial Statements

February 28, 2015

(Expressed in US dollars)

(unaudited)

11.  Acquisition Agreements

(a)

On November 20, 2014, the Company entered into a Share Exchange Agreement (the “Agreement”) with Paul Shively and Associates, Inc. (“PSA”), a Nevada corporation, pursuant to which the Company would acquire 100% of the shares of common stock of PSA in exchange for the issuance of 1,790,000 shares of common stock of the Company. Upon closing, PSA became a wholly-owned subsidiary of the Company and will continue its operations in California’s legal cannabis industry. On February 20, 2015, the agreement was completed upon the issuance of 1,790,000 shares of common stock to PSA with a fair value of $662,300, which was based on the end of day trading price of the Company’s common shares on the date of completion.

The fair value of assets acquired and liabilities assumed from PSA are as follows:

$

Cash	316
Accounts receivable	2,400
Intangible assets	666,453
Accounts payable	(6,869)
(b)
Total purchase price	662,300

On February 28, 2015, the Company recorded an impairment of its intangible assets of $666,453, as there is uncertainty as to the future profitability of PSA.

(b)

On January 23, 2015, the Company entered into a Share Exchange Agreement (the “Agreement”) with California Acquisitions Group, Inc. (“CAGI”), a Nevada corporation, pursuant to which the Company would acquire 100% of the shares of common stock of CAGI in exchange for the issuance of 9,000,000 shares of common stock of the Company. Upon closing, CAGI became a wholly-owned subsidiary of the Company and will continue its operations in California’s legal cannabis industry. On February 20, 2015, the agreement was completed upon the issuance of 9,000,000 shares of common stock to CAGI with a fair value of $3,330,000, which was based on the end of day trading price of the Company’s common shares on the date of completion.

The fair value of assets acquired and liabilities assumed from CAGI are as follows:

$

Intangible assets	3,330,000

Total purchase price	3,330,000

On February 28, 2015, the Company recorded an impairment of its intangible assets of $3,330,000 due to the uncertainty of CAGI to generate future profitability.

12.  Subsequent Event

On March 2, 2015, the Company entered into a settlement agreement with the former Vice President of the Company for unpaid wages and expenses for $16,731.  Refer to Note 7(d).

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

Plan of Operations

Provided it is able to secure the necessary cash resources, the Company plans to continue its financing activities in Southern California. Specifically, it seeks to provide start-up capital, bridge loans, general working capital, or special project financing for legal cannabis participants. Simultaneously, the Company seeks to aggressively identify and engage legal cannabis industry participants in California that may benefit from its service offerings by leveraging relationships developed and networks accessed through financing activities. Finally, further development and deployment of the Company’s compliance package is also planned over the next two to three quarters.

Chuma is organized and directed to operate strictly in accordance with all applicable state and federal laws.

Off Balance Sheet Arrangements

As of February 28, 2015, there were no off balance sheet arrangements.

Liquidity and Capital Resources

As of February 28, 2015, we had cash of $10,503 and a working capital deficit of $571,692. Our accumulated deficit from inception to February 28, 2015 was $15,161,065. Our net loss of $4,071,153 for the three months ended February 28, 2015 was mostly funded by the sale of shares of common stock of the Company and loans and funding from related parties. For the three months ended February 28, 2015, we received cash of $12,900 for financing activities, compared to $17,000 during the same period in 2014. During the three months ended February 28, 2015 our cash position increased by $5,650.

We used net cash of $17,878 in operating activities for the three months ended February 28, 2015 compared to net cash of $21,752 used in operating activities for the same period in 2014. Considering the Company’s net cash used in both operating and investing activities for the three months ended February 28, 2015, the Company had a monthly cash requirement of approximately $2,600.  During the three months ended February 28, 2014, our monthly cash requirement was approximately $7,250. We will need additional financing to carry out our business plan. There is no assurance that any financing will be available or if available, on terms that will be acceptable to us.

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

Results of Operations for the Three Months Ended February 28, 2015 as Compared to the Three Months Ended February 28, 2014

The Company produced $40,325 in management fee and service revenue during the three months ended February 28, 2015 from property management and service agreements. No corresponding revenue was generated during the same period in 2014 as current operations had not yet commenced.

The Company incurred operating expenses in the amount of $4,128,492 for the three months ended February 28, 2015, compared to $28,467 for the same period in 2014. This represents an increase of $4,100,025. The change can be attributed to a $3,996,453 impairment loss on the intangible assets acquired from the acquisition of PSA and CAGI during the period and an increase of $86,086 in general and administrative expenses. General and administrative expenses consist of professional fees, management and consulting fees, bank charges, travel, meals, entertainment, rent, office maintenance, communications, postage, and office supplies.

In addition to operating expenses, the Company incurred interest expenses of $6,537 for the three months ended February 28, 2015, as compared to $7,371 for the same period in 2014. Interest income of $23,551 was recorded during the three months ended February 28, 2015 compared to $nil for the three months ended February 28, 2014.

The Company’s net loss from continuing operations for the three months ended February 28, 2015 was $4,071,153 as compared to $35,853 for the three months ended February 28, 2014. This increase can be attributed to the $3,996,453 impairment of intangible assets acquired from the acquisition of PSA and CAGI.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of February 28, 2015, our disclosure controls and procedures are once again effective, providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. This information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required continuing disclosures.

In the quarter ended February 28, 2015, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management, with the participation of our principal executive officer and principal financial and accounting officer, conducted an evaluation of the effectiveness of Chuma’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management believes that our internal control over financial reporting is once again effective as of February 28, 2015.

Saturna Group Chartered Accountants LLP, our independent registered public accounting firm, was not required to, and has not performed an evaluation of the effectiveness of our internal controls and procedures.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

The Company is aware of a potential threatened legal lawsuit between the Company and a former employee. As of the date of this filing, Management is not aware whether such suit has actually been filed, nor has the Company been served with notice of such suit.

Management is not aware of any actual pending legal proceedings involving the Company as a party.

We are not aware of any legal proceedings contemplated by any governmental authority against us.

Item 1A  Risk Factors.

You should consider each of the following risk factors and any other information set forth in this Quarterly Report, including our financial statements and related notes, in evaluating our business and prospects. Current reports and more recent SEC filings should also be considered. The risks and uncertainties described below are not the only ones that impact our operations and business. Additional risks and uncertainties not presently known to us, or that we currently consider immaterial, may also impair our business or operations. If any of these risks, uncertainties, and other factors actually occurs, it could materially and adversely affect our business, financial condition, results of operations, cash flows, or prospects. In that case, the value of the Company’s common stock could decline, and you may lose all or part of your investment.

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

Although Company personnel collectively have years of experience in the legal cannabis industry, the Company’s operations in this industry constitute a new venture.  Our entry into this industry commenced during the first quarter of 2014. As a result, the Company has limited historical financial information on which an investor can evaluate the prior performance of the Company. While we have closed certain financing transactions, our business largely depends on our ability to recruit legal cannabis industry participants and enter consummate service contracts with them. We are subject to all of the business risks and uncertainties associated with any new business, including the risk the we will not achieve our business objectives.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

(a)

As previously disclosed in the Company’s Form 8-K filed with the SEC on November 21, 2014, and 10-K filed on March 17, 2015, the Company entered into a share exchange agreement with Paul Shively and Associates, Inc. (“PSA”), a Nevada corporation and a company controlled by the CFO of the Company, pursuant to which the Company was to acquire 100% of the shares of common stock of PSA, in exchange for the issuance of 1,790,000 shares of common stock of the Company. Upon closing, PSA is to become a wholly-owned subsidiary of the Company that will continue its operations in California’s legal cannabis industry. On February 20, 2015, the agreement was completed upon the issuance of 1,790,000 shares of common stock to PSA.

(b)

As previously disclosed in the Company’s Form 8-K filed with the SEC on January 29, 2015, and 10-K filed on March 17, 2015, the Company entered into a share exchange agreement with California Acquisitions Group, Inc. (“CAGI”), a Nevada corporation and a company with common directors, pursuant to which the Company is to acquire 100% of the shares of common stock of CAGI, in exchange for the issuance of 9,000,000 shares of common stock of the Company. Upon closing, CAGI is to become a wholly-owned subsidiary of the Company that will continue its operations in California’s legal cannabis industry. On February 20, 2015, the agreement was completed upon the issuance of 9,000,000 shares of common stock to CAGI.

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

Mine Safety Disclosures.

Not applicable.

Item 5.

Other Information.

Vinisha Agnihotri, the Company’s former Vice President of Finance, terminated her employment agreement with the Company on December 15, 2014. On March 2, 2015, the Company entered into a settlement agreement for unpaid wages and expenses for $16,731.

Effective April 17, 2015, Jordan Shapiro, the Company’s CEO and Board member, resigned from his positions with the Company due to personal reasons. The Company anticipates that it will continue to have a working relationship with Mr. Shapiro, but in a lesser capacity. In connection with Mr. Shapiro’s resignation, Mr. Kevin Wright, the Company’s current President, shall be the Company’s new CEO.

Item 6.

Exhibits.

Number	Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHUMA HOLDINGS, INC.

Date: April 20, 2015

By:

/s/ Kevin Wright

Kevin Wright

Chief Executive Officer

