Form 10-Q
period 2015-05-31
CHUMA HOLDINGS, INC.
filed 2015-08-13
CIK 1388982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ To ______________________

CHUMA HOLDINGS, INC.

(Exact name of Registrant as specified in its charter)

Nevada	000-53447	20-5893809
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

20945 Devonshire Street, Suite 208
Chatsworth, CA 91311

 (Address of principal executive offices, including Zip Code)

(800) 841-6057

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

Class of Stock	No. Shares Outstanding	Date
Common Stock	65,710,864	May 31, 2015

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

May 31, 2015

(Expressed in US dollars)

(unaudited)

Index

Consolidated Balance Sheets

F-1

Consolidated Statements of Operations

F-2

Consolidated Statements of Cash Flows

F-3

Notes to the Consolidated Financial Statements

F-4

4

Chuma Holdings Inc.

Consolidated Balance Sheets

(Expressed in US dollars)

	May 31, 2015 $	November 30, 2014 $
	(unaudited)
ASSETS

Current Assets

Cash	2,538	4,853
Accounts receivable, net of allowance for doubtful accounts of $35,000 (2014 - $22,250) (Note 3)	98,034	31,539
Amounts receivable (Note 7)	19,895	27,921
Loans receivable (Note 5)	76,393	77,343

Total Current Assets	196,860	141,656

Deferred financing costs	10,000	–
Property and equipment (Note 4)	–	29
Loans receivable (Note 5)	726,619	731,847

Total Assets	933,479	873,532

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	335,546	248,838
Accrued liabilities	42,619	29,093
Due to related parties (Note 7)	154,136	82,480
Loans payable (Note 6)	339,795	321,870

Total Current Liabilities	872,096	682,281

Loans payable (Note 6)	–	10,000

Total Liabilities	872,096	692,281

Nature of Operations and Continuance of Business (Note 1) Commitments (Note 10) Subsequent Event (Note 12)

Stockholders’ Equity

Preferred stock, 20,000,000 shares authorized, $0.0001 par value; nil shares issued and outstanding	–	–

Common stock, 1,000,000,000 shares authorized, $0.0001 par value; 65,710,864 and 54,920,864 shares issued and outstanding, respectively	6,571	5,492

Additional paid-in capital	15,348,392	11,195,671

Common stock subscribed (Note 8)	115,000	70,000

Accumulated Deficit	(15,408,580)	(11,089,912)

Total Stockholders’ Equity	61,383	181,251

Total Liabilities and Stockholders’ Equity	933,479	873,532

(The accompanying notes are an integral part of these consolidated financial statements)

Chuma Holdings Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in US dollars)

(unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	May 31,	May 31,	May 31,	May 31,
	2015	2014	2015	2014
	$	$	$	$

Revenue

Interest revenue	27,372	–	50,923	–
Management fee and service revenue	69,955	–	110,280	–

Total Revenue	97,327	–	161,203	–

Operating Expenses

Bad debts	17,500	–	35,000	–
Depreciation	–	43	29	86
General and administrative (Notes 7 and 9)	320,044	132,770	434,554	161,194
Impairment of intangible assets (Note 11)	–	–	3,996,453	–

Total Operating Expenses	337,544	132,813	4,466,036	161,280

Loss before Other Expense	(240,217)	(132,813)	(4,304,833)	(161,280)

Other Expense

Interest expense	(7,298)	(7,681)	(13,835)	(15,052)

Loss from Continuing Operations	(247,515)	(140,494)	(4,318,668)	(176,332)

Discontinued Operations

Loss from discontinued operations	–	(8)	–	(23)
Loss on disposal of discontinued operations	–	(2,188)	–	(2,188)

Loss from Discontinued Operations	–	(2,196)	–	(2,211)

Net Loss and Comprehensive Loss	(247,515)	(142,690)	(4,318,668)	(178,543)

Net Loss Per Share – Basic and Diluted	–	–	(0.07)	–

Weighted Average Shares Outstanding	65,711,000	52,656,000	60,849,000	52,656,000

(The accompanying notes are an integral part of these consolidated financial statements)

Chuma Holdings Inc.

Consolidated Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	For the Six Months Ended May 31, 2015 $	For the Six Months Ended May 31, 2014 $

Operating Activities

Net loss from continuing operations	(4,318,668)	(176,332)

Adjustments to reconcile net loss to net cash used in operating activites:

Accrued management fee income included in loans receivable	(35,000)	–
Bad debts	35,000	–
Depreciation	29	86
Gain on foreign currency translation	(2,075)	(579)
Impairment of intangible assets	3,996,453	–
Stock-based compensation	161,501	69,192

Changes in operating assets and liabilities:
Accounts receivable	(67,848)	–
Amounts receivable	8,026	(906)
Prepaid expenses	–	(7,148)
Accounts payable	79,838	(6,368)
Accrued liabilities	13,526	14,845
Due to related parties	71,656	(21,579)

Net Cash Used in Operating Activities	(57,562)	(128,789)

Investing Activities

Advances of loans receivable	(15,225)	(461,755)
Repayments of loans receivable	25,156	–
Cash received on acquisition	316	–

Net Cash Provided by Investing Activities	10,247	(461,755)

Financing Activities

Proceeds from common stock subscribed	45,000	805,000
Deferred financing costs	(10,000)	–
Proceeds from loans payable	10,000	40,000
Repayment of related party loans	–	(23,000)

Net Cash Provided by Financing Activities	45,000	822,000

Discontinued Operations

Operating activities	–	(23)

Net Cash Used in Discontinued Operations	–	(23)

Increase (Decrease) in Cash	(2,315)	231,433

Cash, Beginning of Period	4,853	9,119

Cash, End of Period	2,538	240,552

Non-cash Investing and Financing Activities:

Shares issued for acquisitions	3,992,300	–

Supplemental Disclosures:

Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

Chuma Holdings Inc.

Notes to the Consolidated Financial Statements

May 31, 2015

(Expressed in US dollars)

(unaudited)

1.

Nature of Operations and Continuance of Business

Chuma Holdings Inc. (the “Company”) was incorporated in the State of Nevada on February 14, 2006 under the name XTOL Energy Inc. On October 11, 2007, the Company changed its name to LAUD Resources Inc. On June 23, 2008, the Company changed its name to MASS Petroleum Inc. On March 6, 2014, the Company changed its name to Dyna Nutra, Inc.

On April 7, 2014, the Company changed its name to Cannamed Corporation. On August 29, 2014, the Company changed its name to Chuma Holdings Inc. The Company’s principal business was formerly the acquisition and exploration of oil and gas properties located in the United States until the sale of its oil and gas property on May 30, 2014. The Company’s current operations are to offer turnkey support services and financing loans to companies involved in the legal cannabis industry.  Support services provided by the Company include compliance consulting, security services, management, bookkeeping, and financial services.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of May 31, 2015, the Company has a working capital deficit of $675,236 and has accumulated losses totaling $15,408,580 since inception.  This includes accumulated deficit of $10,748,572 related to our previous operations in oil and gas. During the period ended June 30, 2015, the Company incurred a net loss of $4,318,668 including an impairment charge of $3,996,453 from the acquisitions of California Acquisition Group, Inc. (“CAGI”) and Paul Shively and Associates Inc. (“PSA”).  Refer to Note 11.

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

2.

Summary of Significant Accounting Policies

(a)

Principles of Consolidation

The consolidated financial statements for the year ended November 30, 2014, includes the accounts of the Company, 1849 Holdings Inc, the Company’s wholly-owned subsidiary, Cal-Westridge, LLC (“Cal-West”), a wholly-owned subsidiary of 1849 Holdings, Inc., effective April 29, 2014, Paul Shively and Associates Inc. (“PSA”), the Company’s wholly-owned subsidiary, and California Acquisitions Group, Inc. (“CAGI”), the Company’s wholly-owned subsidiary, both effective February 20, 2015. All intercompany transactions and balances have been eliminated on consolidation.

(b)

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is November 30.

(c)

Interim Financial Statements

These interim consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the period shown.  The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

(d)

Use of Estimates

The preparation of these consolidated financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, but are not limited to, the collectability of accounts receivable, amounts receivable, and loans receivable, fair value of stock-based compensation, and valuation allowances for deferred income tax assets.  The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(e)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Chuma Holdings Inc.

Notes to the Consolidated Financial Statements

May 31, 2015

(Expressed in US dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

(f)

Property and Equipment

Property and equipment consists of computer hardware, and is recorded at cost and depreciated on a straight-line basis over its estimated life of three years.

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

The Company assesses its accounts receivable periodically throughout the year and records an allowance for doubtful account if factors or events occur that indicate a potential default of the amounts owing.

(i)

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation and ASC 505, Equity Based Payments to Non-Employees, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options.

ASC 718 requires company to estimate the fair value of share-based awards on the date of grant using an option-pricing model.  The Company uses the Black-Scholes option pricing model as its method of determining fair value.  This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables.  These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviours.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the consolidated statement of operations over the requisite service period.

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

(j)

Loss Per Share

The Company computes loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the consolidated statement of operations. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  As at May 31, 2015, the Company had 350,000 (November 30, 2014 – 116,667) potentially dilutive shares outstanding.

Chuma Holdings Inc.

Notes to the Consolidated Financial Statements

May 31, 2015

(Expressed in US dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

(k)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2015, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

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

Chuma Holdings Inc.

Notes to the Consolidated Financial Statements

May 31, 2015

(Expressed in US dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

(n)

Recent Accounting Pronouncements

In 2014, the Financial Accounting Standards Board issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition guidance provides a unified model to determine when and how revenue is recognized. The core principal is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective beginning January 1, 2017 and can be applied either retrospectively for each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the impact and approach to adopting this accounting guidance on the consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.

Accounts Receivable

	May 31, 2015	November 30, 2014
	$	$

Interest revenue on loans receivable	76,709	29,539
Management fees and services	21,325	2,000

	98,034	31,539

4.

Property and Equipment

	Cost $	Accumulated Depreciation $	May 31, 2015 Net Carrying Value $	November 30, 2014 Net Carrying Value $

Computer hardware	4,454	4,454	–	29

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

(b)

On June 25, 2014, Cal-West received a secured promissory note from 20 Bear, LLC (“20 Bear”), effective as of May 29, 2014, in the principal amount of $43,418 (November 30, 2014 - $41,865) to acquire agricultural real estate in California which is secured against the promissory note. During the six months ended May 31, 2015, the Company advance additional principal of $1,553.  The note bears interest at 10% per annum and is due on January 15, 2025, with monthly payments of $589 commencing on January 15, 2015. On January 12, 2015, the Company received a refund of principal amount of $200.  As at May 31, 2015, Cal-West has not received any repayments from 20 Bear.  As at May 31, 2015, the Company has recognized accrued interest receivable of $4,459 (November 30, 2014 - $2,157).

Chuma Holdings Inc.

Notes to the Consolidated Financial Statements

May 31, 2015

(Expressed in US dollars)

(unaudited)

5.

Loans Receivable (continued)

(c)

On June 25, 2014, Cal-West received a secured promissory note from Cal-Southridge, LLC (“Southridge”), effective as of June 2, 2014, in the principal amount of $69,323 (November 30, 2014 - $66,380) to acquire agricultural real estate in California which is secured against the promissory note. During the six months ended May 31, 2015, the Company advance additional principal of $2,943.  The note bears interest at 10% per annum and is due on January 15, 2025, with monthly payments of $933 commencing on January 15, 2015. As at May 31, 2015, Cal-West has not received any repayments from Southridge.  As at May 31, 2015, the Company has recognized accrued interest receivable of $7,017 (November 30, 2014 - $3,343).

(d)

On June 25, 2014, Cal-West received a secured installment note from Orange County Growers Association (“OCGA”) in the principal amount of $160,000. The installment note is secured by OCGA’s interest in machinery, equipment, fixtures, appliances and other assets, bears interest at 10% per annum commencing November 30, 2014, and is due on November 30, 2017, with monthly payments of $5,388 commencing on November 30, 2014. OCGA owns and operates a California medical marijuana dispensary properly organized under the California Attorney General’s guidelines. As at May 31, 2015, the Company has advanced $140,375 (2014 - $139,875) under this secured installment note and has not received any repayments from OCGA. As at May 31, 2015, the Company has recognized accrued interest receivable of $7,161 (2014 - $nil).

(e)

On June 25, 2014, Cal-West received a secured promissory note from Rattlesnake Pine, LLC (“Rattlesnake”), effective as of May 22, 2014, in the principal amount of $120,921 (November 30, 2014 - $122,038) to acquire agricultural real estate in California which is secured against the promissory note. The note bears interest at 10% per annum and is due on January 15, 2025, with monthly payments of $1,721 commencing on January 15, 2015. On January 12, 2015, the Company received a refund of principal amount of $1,117.   As at May 31, 2015, Cal-West has not received any repayments from Rattlesnake.  As at May 31, 2015, the Company has recognized accrued interest receivable of $13,062 (November 30, 2014 - $6,534).

(f)

On June 25, 2014, Cal-West received a secured promissory note from 50 Bear, LLC (“50 Bear”), effective as of May 29, 2014, in the principal amount of $99,661 (November 30, 2014 - $99,789) to acquire agricultural real estate in California which is secured against the promissory note. The note bears interest at 10% per annum and is due on January 15, 2025, with monthly payments of $1,404 commencing on January 15, 2015. On January 12, 2015, the Company received a refund of principal amount of $128.  As at May 31, 2015, Cal-West has received $2,100 from 50 Bear as repayments on accrued interest.  As at May 31, 2015, the Company has recognized accrued interest receivable of $8,813 (November 30, 2014 - $5,141).

(g)

On June 25, 2014, Cal-West received a secured promissory note from 3180 Dips, LLC (“3180”), effective as of June 9, 2014, in the principal amount of $79,626 (November 30, 2014 - $74,308) to acquire agricultural real estate in California which is secured against the promissory note. During the six months ended May 31, 2015, the Company advance additional principal amount of $5,318.  The note bears interest at 10% per annum and is due on January 15, 2025, with monthly payments of $1,042 commencing on January 15, 2015. On January 13, 2015, the Company received a refund of principal amount of $212.  As at May 31, 2015, Cal-West has not received any repayments from 3180.  As at May 31, 2015, the Company has recognized accrued interest receivable of $7,746 (November 30, 2014 - $3,592).

(h)

On July 18, 2014, Cal-West received a secured promissory note from Horizons Partners, LLC (“Horizons”) in the principal amount of $146,375 (November 30, 2014 - $146,375). The note is unsecured, bears interest at 6% per annum, and is due on July 18, 2016. During the year ended November 30, 2014, the Company received payment of $1,700 against the note.  As at May 31, 2015, the Company has recognized accrued interest receivable of $7,743 (November 30, 2014 - $3,303).

(i)

On May 30, 2014, the Company entered into leasing and property management agreements with each of 20 Bear, Southridge, Rattlesnake, 50 Bear, and 3180 (collectively, the “Owners”). Under the terms of these agreements, the Company agreed to manage various properties on behalf of the Owners in consideration for monthly management fees of $1,167 per month for an initial term of five years, and advances for leasehold improvements.  Management fees may be payable pursuant to revolving promissory notes entered into with each Owner.  During the six months ended May 31, 2015, the Company has charged management fees of $35,000 (November 30, 2014 - $35,000), advanced $4,500 (November 30, 2014 - $14,060) for leasehold improvements secured under these notes, and received repayments of $10,500 (November 30, 2014 - $nil), of which $8,847 was applied to the principal amount and $1,653 was applied to interest receivable. During the six months ended May 31, 2015, the Company recorded a $35,000 (November 30, 2014 - $24,500) provision for loans receivable due to the future uncertainty of collection.  As at May 31, 2015, the Company is owed $20,213 (2014 - $24,560) with respect to the agreements.  The amounts owing are due in June 2016.

Chuma Holdings Inc.

Notes to the Consolidated Financial Statements

May 31, 2015

(Expressed in US dollars)

(unaudited)

5.

Loans Receivable (continued)

(j)

On July 8, 2014, the Company entered into lease agreements with each of 2131 Inc., 3231 Inc., 5301 Inc., 7141 Inc., and 5621 Inc. (collectively, the “Tenants”) on behalf of each the Owners. Under the terms of these agreements, the Company agreed to lease out the Owners’ various properties on behalf of the Owners to the Tenants for an initial term of five years. Beginning as of the effective date of the agreements and continuing for a period not exceeding 24 months, rent may be payable pursuant to revolving promissory notes entered into with each Tenant bearing interest at 10% per annum. During the six months ended May 31, 2015, the Company received payments of $10,900 against the notes.  As at May 31, 2015, the Company has advanced an aggregate of $83,100 (November 30, 2014 - $94,000) for leasehold improvements secured under these revolving promissory notes.

6.

Loans Payable

(a)

On July 6, 2009, the Company entered into a loan agreement for $7,500 which is payable on the earlier of July 15, 2010 or within seven days of the Company completing a financing in excess of $800,000. The amount owing is unsecured and bears interest at 5% per annum. On June 15, 2010, the Company did not repay the note and the note became due on demand.

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

(k)

On November 3, 2014, the Company entered into a loan agreement for $25,000. The amount owing is unsecured, due on demand, and bears interest at $500 per month thereafter.

Chuma Holdings Inc.

Notes to the Consolidated Financial Statements

May 31, 2015

(Expressed in US dollars)

(unaudited)

6.

Loans Payable (continued)

(l)

On November 3, 2014, the Company entered into a loan agreement for $25,000. The amount owing is unsecured, due on demand, and bears interest at $500 per month thereafter.

(m)

On November 7, 2014, the Company entered into a loan agreement for $19,995 (Cdn$25,000) (2014 - $22,070 (Cdn$25,000)). The amount owing is unsecured, due on demand, and bears interest at $500 per month thereafter.

(n)

On April 16, 2015, the Company entered into a loan agreement for $10,000. The amount owing is unsecured, due on demand, and bears interest at $500 per month thereafter.

7.

Related Party Transactions

(a)

As at May 31, 2015, the Company owed $65,058 (2014 – $44,558) to the President and Chief Executive Officer (“CEO”) of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.  During the six months ended May 31, 2015, the Company incurred $24,000 (2014 - $12,000) of management fees to the President and CEO of the Company.

(b)

As at May 31, 2015, the Company owed $12,000 (2014 - $12,000) to a company controlled by the President and CEO of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

(c)

As at May 31, 2015, the Company owed $52,191 (2014 - $7,118) to the Chief Financial Officer (“CFO”) of the Company.  The amount owing is unsecured, non-interest bearing, and due on demand.  During the six months ended May 31, 2015, the Company incurred $89,000 of management fees relating to the Company and its wholly owned subsidiary, PSA.

(d)

During the six months ended May 31, 2015, the Company incurred $nil (2014 - $4,597) of management fees to the former CFO of the Company and a company controlled by the former CFO of the Company. As at May 31, 2015, the company controlled by the former CFO of the Company owed $844 (Cdn$1,050) (November 30, 2014 - $927 (Cdn$1,050)) to the Company.

(e)

As at May 31, 2015, the Company owed $5,000 (2014 - $5,000) to the former President and CEO of the Company for a loan payable.  The amount owing is unsecured, bears interest at 5% per annum, and is due on demand.

(f)

As at May 31, 2015, the former CEO of the Company owed $14,098 (2014 - $21,722) to the Company for advances of expenditures incurred on behalf of the Company.  The amount owing is unsecured, non-interest bearing, and due on demand.  During the six months ended May 31, 2015, the Company incurred $22,500 (2014 - $nil) of management fees to the former CEO of the Company.

(g)

As at May 31, 2015, the Company owed $20,731 (2014 - $14,731) to the former Vice President of Finance of the Company for management fees.  The amount owing is unsecured, non-interest bearing, and due on demand.  During the six months ended May 31, 2015, the Company incurred $2,000 (2014 - $nil) of management fees to the former Vice President of Finance of the Company. On December 15, 2014, the former Vice President of Finance of the Company terminated her employment agreement with the Company. On March 2, 2015, the Company entered into a settlement agreement for unpaid wages and expenses for $16,731, of which $4,731 was due on March 15, 2015, and $2,000 due monthly thereafter. As the Company failed to make the payments as scheduled, a one-time penalty of $4,000 was incurred and is payable to the former Vice President of Finance of the Company.

8.

Share Capital

(a)

On February 20, 2015, the Company issued 1,790,000 shares of common stock at a fair value of $662,300 pursuant to the share exchange agreement entered on November 20, 2014.  Refer to Note 11(a).

(b)

On February 20, 2015, the Company issued 9,000,000 shares of common stock at a fair value of $3,330,000 pursuant to the share exchange agreement entered on January 23, 2015.  Refer to Note 11(b).

(c)

As at May 31, 2015, the Company received share subscriptions of $115,000 (2014 - $70,000) for the future issuance of 230,000 (2014 – 140,000) shares of common stock.

Chuma Holdings Inc.

Notes to the Consolidated Financial Statements

May 31, 2015

(Expressed in US dollars)

(unaudited)

9.

Stock Options

On December 15, 2014, the former Vice President of the Company terminated her employment agreement with the Company and the 400,000 stock options granted to her during the year ended November 30, 2014 were cancelled.  During the six months ended May 31, 2015, the Company reversed stock-based compensation $257,570, which was recorded in general and administrative expense, in relation to the unvested stock options granted to the former Vice President of the Company.

The following table summarizes the continuity of the Company’s stock options:

	Number of Options	Weighted Average Exercise Price $	Aggregate Intrinsic Value

Outstanding, November 30, 2014	1,200,000	$1.64

Cancelled	(400,000)	–

Outstanding, May 31, 2015	800,000	$1.64	$ –

Additional information regarding stock options as of May 31, 2015, is as follows:

	Outstanding			Exercisable
Range of Exercise Prices $	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price $	Number of Options	Weighted Average Exercise Price $

1.43	400,000	3.9	1.43	133,333	1.43
1.85	400,000	4.3	1.85	216,667	1.85

	800,000	4.1	1.64	350,000	1.69

During the six months ended May 31, 2015, the Company recorded stock-based compensation of $419,071 (2014 - $nil) for the vesting of stock options, which has been recorded in general and administrative expense.  The weighted average grant date fair value of stock options granted during the six months ended May 31, 2015 was $nil (November 30, 2014 - $1.63) per share.

A summary of the changes of the Company’s non-vested stock options is presented below:

	Number of Options	Weighted Average Exercise Price
		$
Non-vested at November 30, 2014	1,083,333	1.62
Vested	(233,333)	1.61
Cancelled	(400,000)	1.65

Non-vested at May 31, 2015	450,000	1.60

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

(c)

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

F-11

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

$

Cash	316
Accounts receivable	2,400
Intangible assets	666,453
Accounts payable	(6,869)

662,300

During the six months ended May 31, 2015, the Company recorded an impairment of its intangible assets of $666,453, as there is uncertainty as to the future profitability of PSA.

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

$

Intangible assets	3,330,000

3,330,000

During the six months ended May 31, 2015, the Company recorded an impairment of its intangible assets of $3,330,000 due to the uncertainty of CAGI to generate future profitability.

12. Subsequent Event

On June 3, 2015, the Company entered into a loan agreement for $10,000. The amount owing is unsecured, payable on July 3, 2015, and bears interest at $500 per month thereafter.

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

On November 15, 2013, the Company entered into a Share Exchange Agreement with Dyna Nutra, Inc., a Florida corporation ("Dyna"), where the Company would change its name to Dyna and carry on the business of Dyna as its primary business.  On March 6, 2014, the name change merger between the Company and Dyna took effect in the State of Nevada, and the Company’s name became Dyna Nutra, Inc. Ultimately, although the name change had gone effective with the State of Nevada, the Company and Dyna Nutra were unable to close the Share Exchange Agreement and consummate the contemplated transaction. On March 19, 2014, the Company requested to withdraw its application with the Financial Industry Regulatory Authority (“FINRA”) regarding this name change.

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

Up to May 31, 2014, the company had accumulated a deficit of $10,748,572 related to the oil and gas businesses.

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

Off Balance Sheet Arrangements

As of May 31, 2015, there were no off balance sheet arrangements.

Liquidity and Capital Resources

As of May 31, 2015, we had cash of $2,538 and a working capital deficit of $675,236 compared with cash of $4,853 and working capital deficit of $540,625 at November 30, 2014. The increase in our working capital deficit was due to the lack of sufficient funds to repay our outstanding obligations, which resulted in an increase in accounts payable, accrued liabilities, and amounts due to related parties.

Our accumulated deficit at May 31, 2015 was $15,408,580 and we incurred a net loss of $4,318,668 during the six months ended May 31, 2015 compared to a net loss of $178,543 during the six months ended May 31, 2014. The increase in our net loss was due to an impairment of intangible assets of $3,996,453 related to the acquisition of Paul Shively and Associates Inc. of $666,453, and California Acquisitions Group Inc. of $3,330,000.  The remaining increase in our net loss was due to the results of increased operations during the year compared to prior year, and was funded by proceeds from common stock subscriptions and proceeds from loans receivable.

Cashflows from Operating Activities

We used net cash of $57,562 in operating activities for the six months ended May 31, 2015 compared to net cash of $128,789 used in operating activities for the same period in 2014. This decrease was due to an increase in accounts payable and amounts due to related parties as the Company did not raise sufficient funds to repay outstanding obligations as they became due. Considering the Company’s net cash used in both operating and investing activities for the six months ended May 31, 2015, the Company had a monthly cash requirement of approximately $9,500.  We will need additional financing to carry out our business plan. There is no assurance that any financing will be available or if available, on terms that will be acceptable to us.

Cashflows from Investing Activities

During the period ended May 31, 2015, we received cash of $10,247 from investing activities compared with use of $461,755 during the period ended June 30, 2014.  We advanced $15,225 for loan receivables and received $25,156 of repayments on the loans receivable.  During the prior year, we advanced $461,755 for loans receivable.

Cashflows from Financing Activities

During the period ended May 31, 2015, we received $45,000 from financing activities compared with $822,000 during the period ended May 31, 2014.  The proceeds were from subscriptions of common shares which have not been issued.  In the prior year, we received $805,000 of share subscriptions along with $40,000 of proceeds from loans less $23,000 of repayment of outstanding loans payable.

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

Results of Operations for the Three and Six Months Ended May 31, 2015 as Compared to the Three and Six Months Ended May 31, 2014

We recorded revenues of $161,203 during the six months ended May 31, 2015 resulting from $110,280 of management fees and service revenues and $50,923 of accrued interest revenue on promissory notes.  We did not record revenues during the six months ended May 31, 2014 as we had not commenced operations.

During the three months ended May 31, 2015, we incurred operating expenses of $337,544 compared to $132,813 during the three months ended May 31, 2014.  The increase in operating expenses was due to an increase in operating costs as the Company generated operating revenues and had increased costs as compared to the prior year, where the Company had not yet commenced operations.

During the six months ended May 31, 2015, we incurred operating expenses of $4,466,036 compared to $161,280 during the six months ended May 31, 2014.  The increase in operating expenses was due to an impairment charge of $3,996,453 with respect to intangible assets (the acquisitions of PSA and CAGI), as well as an increase in operating costs as the Company generated operating revenues and had increased costs as compared to the prior year, where the Company had not yet commenced operations.

General and administrative expenses consist of professional fees, management and consulting fees, bank charges, travel, meals, entertainment, rent, office maintenance, communications, postage, and office supplies.

In addition to operating expenses, the Company incurred interest expenses of $7,298 and $13,835 for the three and six months ended May 31, 2015, as compared to $7,681 and $15,052 for the three and six months ended May 31, 2014.

For the six months ended May 31, 2015, the Company recorded a net loss from continuing operations of $4,318,668 or $0.07 loss per share as compared to a net loss of $176,332 or $nil loss per share for the six months ended May 31, 2014.

The city of Santa Ana, California held a lottery that would allow only 20 applicants to operate a dispensary within the city. OCGA, one of our clients, was affected by the lottery results. However,

OCGA has continued to maintain a strong relationship with the Company with full intent of repaying the outstanding amounts owing.

Item 3.

Quantitative and Qualitative Disclosure About Market Risk.

The Company is not required to provide the information requested by this item.

Item 4.

Controls and Procedures.

Evaluation of disclosure controls and procedure.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of May 31, 2015, our disclosure controls and procedures are not effective, as the Company is working on ensuring more timely presentation and disclosure of financial information and providing a platform to provide our financial professionals with timely information to meet our reporting deadlines.  We are responsible for providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. This information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required continuing disclosures.

During the period ended May 31, 2015, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  We are continuing to work at measures to ensure we meet the filing deadlines for our financial reporting requirements.

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

Management, with the participation of our principal executive officer and principal financial and accounting officer, is conducting a review of internal controls to evaluate of the effectiveness of Chuma’s internal control , to prevent further late filings, to come into compliance with the financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Although the Company internal controls over financial reporting are still not effective, the Company is continuing to work diligently to ensure that improvements are implemented prior to our next fiscal audit.

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

a.

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

b.

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

At May 31, 2015, the Company owes $20,731, including $4,000 of additional penalties relating to non-payment of funds as agreed upon from the settlement agreement.

Item 6.

Exhibits.

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

Date: August 13, 2015

By:

/s/ Kevin Wright

Kevin Wright

Chief Executive Officer

