Form 10-Q
period 2015-08-31
CHUMA HOLDINGS, INC.
filed 2015-11-23
CIK 1388982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ To ______________________

CHUMA HOLDINGS, INC.

(Exact name of Registrant as specified in its charter)

Nevada	000-53447	20-5893809
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

8484 Wilshire Blvd. Suite 510
Beverly Hills, CA 90211

 (Address of principal executive offices, including Zip Code)

(800) 841-6057

Registrant's telephone number, including area code:

20945 Devonshire St. Suite 208, Chatsworth,CA, 91311

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

Class of Stock	No. Shares Outstanding	Date
Common Stock	66,095,864	November 10, 2015

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

August 31, 2015

(Expressed in US dollars)

(unaudited)

Index

Consolidated Balance Sheets

F-1

Consolidated Statements of Operations

F-2

Consolidated Statements of Cash Flows

F-3

Notes to the Consolidated Financial Statements

F-4

4

Chuma Holdings Inc.

Consolidated Balance Sheets
(Expressed in US dollars)

	August 31, 2015 $	November 30, 2014 $
	(unaudited)
ASSETS

Current Assets

Cash	9,238	4,853
Accounts receivable (Note 3)	137,854	31,539
Amounts receivable (Note 8)	5,492	27,921
Loans receivable (Note 6)	76,345	77,343

Total Current Assets	228,929	141,656

Property and equipment (Note 4)	–	29
Loans receivable (Note 6)	722,640	731,847

Total Assets	951,569	873,532

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	339,990	248,838
Accrued liabilities	54,359	29,093
Due to related parties (Note 8)	134,505	82,480
Loans payable (Note 7)	380,883	321,870

Total Current Liabilities	909,737	682,281

Loans payable (Note 7)	–	10,000

Total Liabilities	909,737	692,281

Nature of Operations and Continuance of Business (Note 1) Commitments (Note 11)

Stockholders’ Equity

Preferred stock, 20,000,000 shares authorized, $0.0001 par value; nil shares issued and outstanding (November 30, 2014 – nil shares)	–	–

Common stock, 1,000,000,000 shares authorized, $0.0001 par value; 65,800,864 shares issued and outstanding (November 30, 2014 – 54,920,864 shares)	6,580	5,492

Additional paid-in capital	15,493,334	11,195,671

Common stock subscribed	70,000	70,000

Accumulated deficit	(15,528,082)	(11,089,912)

Total Stockholders’ Equity	41,832	181,251

Total Liabilities and Stockholders’ Equity	951,569	873,532

(The accompanying notes are an integral part of these consolidated financial statements)

Chuma Holdings Inc.

Consolidated Statements of Operations
(Expressed in US dollars)

(unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	August 31,	August 31,	August 31,	August 31,
	2015	2014	2015	2014
	$	$	$	$

Revenue

Interest revenue	31,422	11,864	82,345	11,864
Management fee and service revenue	57,845	33,500	168,125	33,500

Total Revenue	89,267	45,364	250,470	45,364

Operating Expenses

Bad debts	17,500	–	52,500	–
Depreciation	–	43	29	129
General and administrative (Note 8 and 10)	180,755	497,071	615,309	658,265
Impairment of intangible assets	–	–	3,996,453	–

Total Operating Expenses	198,255	497,114	4,664,291	658,394

Operating Loss	(108,988)	(451,750)	(4,413,821)	(613,030)

Other Expense

Interest expense	(10,514)	(7,686)	(24,349)	(22,738)

Total Other Expense	(10,514)	(7,686)	(24,349)	(22,738)

Loss from Continuing Operations	(119,502)	(459,436)	(4,438,170)	(635,768)

Discontinued Operations

Loss from discontinued operations	–	–	–	(23)
Loss on disposal of discontinued operations	–	–	–	(2,188)

Loss on Discontinued Operations	–	–	–	(2,211)

Net Loss and Comprehensive Loss	(119,502)	(459,436)	(4,438,170)	(637,979)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.01)	(0.07)	(0.01)

Weighted Average Shares Outstanding	65,800,864	54,351,299	62,589,441	53,225,134

(The accompanying notes are an integral part of these consolidated financial statements)

Chuma Holdings Inc.

Consolidated Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	For the Nine Months Ended August 31, 2015 $	For the Nine Months Ended August 31, 2014 $

Operating Activities

Net loss	(4,438,170)	(637,979)

Adjustments to reconcile net loss to net cash used in operating activities:

Accrued management fee income included in loans receivable	–	(17,500)
Bad debt expense	–	–
Depreciation	29	129
Gain on foreign currency translation	(2,505)	(657)
Gain on reversal of options	(257,570)	–
Impairment of intangible assets	3,992,300	–
Stock-based compensation	529,021	357,244

Changes in operating assets and liabilities:
Accounts receivable	(106,315)	–
Amounts receivable	22,429	(29,446)
Prepaid expenses	–	–
Accounts payable	91,152	47,731
Accrued liabilities	25,266	22,458
Due to related parties	52,025	(20,573)

Net Cash Used in Operating Activities	(92,338)	(278,593)

Investing Activities

Advances of loans receivable	–	(724,330)
Repayments of loans receivable	10,205	1,700

Net Cash Provided by Investing Activities	10,205	(722,630)

Financing Activities

Proceeds from common stock subscribed	–	1,010,000
Proceeds received from issuance of common stock, net of share issue costs	35,000	–
Proceeds from loans payable	51,518	40,000
Repayment of related party loans	–	(27,800)

Net Cash Provided by Financing Activities	86,518	1,022,200

Discontinued Operations

Operating activities	–	2,188

Net Cash Used in Discontinued Operations	–	2,188

(Decrease) Increase in Cash	4,385	23,165

Cash, Beginning of Period	4,853	9,119

Cash, End of Period	9,238	32,284

Supplemental Disclosures

Interest paid	–	–
Income taxes paid	–	–
Non Cash Investing and Financing Activities
Purchase of assets with common stock	3,992,300	–

(The accompanying notes are an integral part of these consolidated financial statements)

Chuma Holdings Inc.

Notes to the Consolidated Financial Statements

August 31, 2015

(Expressed in US dollars)

(unaudited)

Notes to Financial Statements

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at August 31, 2015, the Company has a working capital deficit of $680,808 and has accumulated losses totaling $15,528,082 since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable and sustainable operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company assesses its accounts receivable periodically throughout the year and records an allowance for doubtful accounts if factors or events occur that indicate a potential default of the amounts owing. As at August 31, 2015, the Company recognized an allowance for doubtful accounts of $22,250 (November 30, 2014 $22,250).

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

2.

Summary of Significant Accounting Policies (continued)

(j)

Loss Per Share

The Company computes loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  As at August 31, 2015, the Company had 0 (November 30, 2014 – 116,667) potentially dilutive shares outstanding.

(k)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2015 and 2014, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

3.

Accounts Receivable

	August 31, 2015	November 30, 2014
	$	$

Interest revenue on loans receivable	106,859	29,539
Management fees and services	30,995	2,000

	137,854	31,539

4.

Property and Equipment

	Cost $	Accumulated Depreciation $	August 31, 2015 Net Carrying Value $	November 30, 2014 Net Carrying Value $

Computer hardware	4,454	4,454	–	29

5.

Intangible assets

Intangible assets consist of certain intellectual properties and proprietary trade information acquired from the acquisition of the Company’s wholly-owned subsidiaries, PSA and CAGI.  Refer to Note 12.  At August 31, 2015, due to the Company’s uncertainty in generating future revenues by the acquired intellectual properties and proprietary trade information, the Company performed impairment tests as prescribed by ASC 350. As a result, the Company recorded an impairment charge totaling $3,996,453.

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

b)

On June 25, 2014, Cal-West received a secured promissory note from 20 Bear, LLC (“20 Bear”), effective as of May 29, 2014, in the principal amount of $43,418 (November 30, 2014 - $41,865) to acquire agricultural real estate in California which is secured against the promissory note. During the nine months ended August 31, 2015, the Company advance additional principal of $1,553.  The note bears interest at 10% per annum and is due on January 15, 2025, with monthly payments of $589 commencing on January 15, 2015. On January 12, 2015, the Company received a refund of principal amount of $200.  As at August 31, 2015, Cal-West has not received any repayments from 20 Bear.  As at August 31, 2015, the Company has recognized accrued interest receivable of $5,871 (November 30, 2014 - $2,157).

c)

On June 25, 2014, Cal-West received a secured promissory note from Cal-Southridge, LLC (“Southridge”), effective as of June 2, 2014, in the principal amount of $69,323 (November 30, 2014 - $66,380 to acquire agricultural real estate in California which is secured against the promissory note. During the nine months ended August 31, 2015, the Company advance additional principal of $2,943.  The note bears interest at 10% per annum and is due on January 15, 2025, with monthly payments of $933 commencing on January 15, 2015. As at August 31, 2015, Cal-West has not received any repayments from Southridge.  As at August 31, 2015, the Company has recognized accrued interest receivable of $8,986 (November 30, 2014 - $3,343).

d)

On June 25, 2014, Cal-West received a secured installment note from Orange County Growers Association (“OCGA”) in the principal amount of $160,000. The installment note is secured by OCGA’s interest in machinery, equipment, fixtures, appliances and other assets, bears interest at 10% per annum commencing November 30, 2014, and is due on November 30, 2017, with monthly payments of $5,388 commencing on November 30, 2014. OCGA owns and operates a California medical marijuana dispensary properly organized under the California Attorney General’s guidelines. As at August 31, 2015, the Company has advanced $140,375 (November 30, 2014 - $139,875) under this secured installment note and has not received any repayments from OCGA. As at August 31, 2015, the Company has recognized accrued interest receivable of $10,879 (November 30, 2014 - $nil).

e)

On June 25, 2014, Cal-West received a secured promissory note from Rattlesnake Pine, LLC (“Rattlesnake”), effective as of May 22, 2014, in the principal amount of $120,921 (November 30, 2014 - $122,038) to acquire agricultural real estate in California which is secured against the promissory note. The note bears interest at 10% per annum and is due on January 15, 2025, with monthly payments of $1,721 commencing on January 15, 2015. On January 12, 2015, the Company received a refund of principal amount of $1,117.   As at August 31, 2015, Cal-West has received $3,200 of repayments from Rattlesnake.  As at August 31, 2015, the Company has recognized accrued interest receivable of $17,012 (November 30, 2014 - $6,534).

f)

On June 25, 2014, Cal-West received a secured promissory note from 50 Bear, LLC (“50 Bear”), effective as of May 29, 2014, in the principal amount of $99,661 (November 30, 2014 - $99,789) to acquire agricultural real estate in California which is secured against the promissory note. The note bears interest at 10% per annum and is due on January 15, 2025, with monthly payments of $1,404 commencing on January 15, 2015. On January 12, 2015, the Company received a refund of principal amount of $128.  As at August 31, 2015, Cal-West has received $3,100 of repayments from 50 Bear.  As at August 31, 2015, the Company has recognized accrued interest receivable of $11,178 (November 30, 2014 - $5,141).

g)

On June 25, 2014, Cal-West received a secured promissory note from 3180 Dips, LLC (“3180”), effective as of June 9, 2014, in the principal amount of $79,626 (November 30, 2014 - $74,308) to acquire agricultural real estate in California which is secured against the promissory note. During the nine months ended August 31, 2015, the Company advance additional principal amount of $5,318.  The note bears interest at 10% per annum and is due on January 15, 2025, with monthly payments of $1,042 commencing on January 15, 2015. On January 13, 2015, the Company received a refund of principal amount of $212.  As at August 31, 2015, Cal-West has not received any repayments from 3180.  As at August 31, 2015, the Company has recognized accrued interest receivable of $10,000 (November 30, 2014 - $3,592).

h)

On July 18, 2014, Cal-West received a secured promissory note from Horizons Partners, LLC (“Horizons”) in the principal amount of $146,375 (November 30, 2014 - $146,375). The note is unsecured, bears interest at 6% per annum, and is due on July 18, 2016. During the year ended November 30, 2014, the Company received payment of $1,700 against the note.  As at August 31, 2015, the Company has recognized accrued interest receivable of $9,988 (November 30, 2014 - $3,303).

i)

On May 30, 2014, the Company entered into leasing and property management agreements with each of 20 Bear, Southridge, Rattlesnake, 50 Bear, and 3180 (collectively, the “Owners”). Under the terms of these agreements, the Company agreed to manage various properties on behalf of the Owners in consideration for monthly management fees of $1,167 per month for an initial term of five years, and advances for leasehold improvements.  Management fees may be payable pursuant to revolving promissory notes entered into with each Owner.  During the nine months ended August 31, 2015, the Company has charged management fees of $52,500 (November 30, 2014 - $35,000), advanced $4,500 (November 30, 2014 - $14,060) for leasehold improvements secured under these notes and has recognized accrued interest receivable of $4,730 (November 30, 2014 - $1,071).  During the nine months ended August 31, 2015, the Company received payments of $10,500, of which $8,847 was applied to the principal amount and $1,653 was applied to interest receivable. During the nine months ended August 31, 2015, the Company recorded a $52,500 (November 30, 2014 - $24,500) provision for loans receivable due to the future uncertainty of collection.  The amounts owing are due in June 2016.

j)

On July 8, 2014, the Company entered into lease agreements with each of 2131 Inc., 3231 Inc., 5301 Inc., 7141 Inc., and 5621 Inc. (collectively, the “Tenants”) on behalf of each the Owners. Under the terms of these agreements, the Company agreed to lease out the Owners’ various properties on behalf of the Owners to the Tenants for an initial term of five years. Beginning as of the effective date of the agreements and continuing for a period not exceeding 24 months, rent may be payable pursuant to revolving promissory notes entered into with each Tenant. During the nine months ended August 31, 2015, the Company received payments of $10,900 against the notes.  As at August 31, 2015, the Company has advanced an aggregate of $83,100 (November 30, 2014 - $94,000) for leasehold improvements secured under these notes and has recognized accrued interest receivable of $29,568 (November 30, 2014 - $4,399).

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

(h)

On December 24, 2012, the Company entered into a loan agreement for $80,000 which is payable on the earlier of December 24, 2014 or within seven days of the Company completing a financing in excess of $2,000,000.  The amount owing is unsecured and bears interest at 5% per annum. On December 24, 2014, the Company did not repay the note and the note became due on demand.

(i)

On December 20, 2013, the Company entered into a loan agreement for $30,000 which is payable on the earlier of December 31, 2014 or within ten days of the Company completing a financing in excess of $2,000,000.  The amount owing is unsecured and bears interest at 5% per annum. On December 31, 2014, the Company did not repay the note and the note became due on demand.

(j)

On February 6, 2014, the Company entered into a loan agreement for $10,000 which is payable on the earlier of February 6, 2016 or within ten days of the Company completing a financing in excess of $2,000,000.  The amount owing is unsecured and bears interest at 5% per annum.

(k)

On November 3, 2014, the Company entered into a loan agreement for $25,000. The amount owing is unsecured, payable on December 3, 2014, and bears interest at $500 per month thereafter.  On December 3, 2014, the Company did not repay the note and the note became due on demand.

(l)

On November 3, 2014, the Company entered into a loan agreement for $25,000. The amount owing is unsecured, payable on December 3, 2014, and bears interest at $500 per month thereafter.  On December 3, 2014, the Company did not repay the note and the note became due on demand.

(m)

On November 7, 2014, the Company entered into a loan agreement for $19,565 (Cdn$25,000). The amount owing is unsecured, payable on December 7, 2014, and bears interest at $500 per month thereafter.  On December 7, 2014, the Company did not repay the note and the note became due on demand.

(n)

On April 16, 2015, the Company entered into a loan agreement for $10,000. The amount owing is unsecured, payable on May 16, 2015, and bears interest at $500 per month thereafter.  On May 16, 2015, the Company did not repay the note and the note became due on demand.

(o)

On June 3, 2015, the Company entered into a loan agreement for $10,000. The amount owing is unsecured, payable on July 3, 2015, and bears interest at $500 per month thereafter.  On July 3, 2015, the Company did not repay the note and the note became due on demand.

(p)

On July 22, 2015, the Company entered into a loan agreement for $15,000. The amount owing is unsecured, payable on January 18, 2016, and bears interest at $500 per month thereafter.

(q)

On July 30, 2015, the Company entered into a loan agreement for $12,000. The amount owing is unsecured, payable on January 26, 2016, and bears interest at $500 per month thereafter.

(r)

On August 15, 2015, the Company entered into a loan agreement for $4,518. The amount owing is unsecured, payable on February 11, 2016, and bears interest at $50 per month thereafter.

8.

Related Party Transactions

(a)

During the nine months ended August 31, 2015, the Company incurred $nil (2014 - $4,597) of management fees to the former Chief Financial Officer (“CFO”) of the Company and a company controlled by the former CFO of the Company. As at August 31, 2015, the company controlled by the former CFO of the Company owed $798 (Cdn$1,050) (November 30, 2014 - $927 (Cdn$1,050)) to the Company.

(b)

On December 4, 2009, the Company entered into a loan agreement with the former President and Chief Executive Officer (“CEO”) of the Company for $7,000 which is payable on the earlier of December 4, 2010 or within seven days of the Company completing a financing in excess of $800,000.  The amount is unsecured and bears interest at 5% per annum. On December 4, 2010, the Company extended the maturity date of the loan to December 4, 2013. On August 26, 2011, the Company repaid $2,000 of the loan by issuance of 20,000 common shares at $0.0001 per share resulting in a loss on settlement of $52,000.

(c)

During the nine months ended August 31, 2015, the Company incurred $22,500 (2014 - $15,000) of management fees to the former CEO of the Company. As at August 31, 2015, the former CEO of the Company owed $16,831 (November 30, 2014 - $21,722) to the Company. These amounts are unsecured, non-interest bearing, and due on demand.

(d)

During the nine months ended August 31, 2015, the Company incurred $6,000 (2014 - $4,000) of management fees to the former Vice President of Finance of the Company. As at August 31, 2015, the Company owed $20,731 (November 30, 2014 – $14,731) to the former Vice President of Finance. These amounts are unsecured, non-interest bearing, and due on demand.  On December 15, 2014, the former Vice President of Finance of the Company terminated her employment agreement with the Company. On March 2, 2015, the Company entered into a settlement agreement for unpaid wages and expenses for $16,731, of which $4,731 was due on March 15, 2015, and $2,000 due monthly thereafter. As the Company failed to make the payments as scheduled, a one-time penalty of $4,000 was incurred and is payable to the former Vice President of Finance of the Company.

(e)

During the nine months ended August 31, 2015, the Company incurred $39,000 (2014 - $nil) of management fees to the Chief Financial Officer (“CFO”) of the Company. As at August 31, 2015, the Company owed $18,754 (November 30, 2014 - $7,018) of management fees and $350 (November 30, 2014 – $100) of administrative expenses to the CFO of the Company. These amounts are unsecured, non-interest bearing, and due on demand.

(f)

During the nine months ended August 31, 2015, the Company incurred $36,000 (2014 - $nil) of management fees to the President and CEO of the Company.  As at August 31, 2015, the Company owed $48,000 (November 30, 2014 - $12,000) to the President and CEO of the Company.  These amounts are unsecured, non-interest bearing, and due on demand.

(g)

As at August 31, 2015, the Company owed $12,000 (November 30, 2014 - $12,000) to a company controlled by the President and CEO of the Company. These amounts are unsecured, non-interest bearing, and due on demand.

(h)

As at August 31, 2015, the Company owed $27,468 (Cdn$36,137) (November 30, 2014 - $32,558 (Cdn$36,137)) to the President and CEO of the Company. These amounts are unsecured, non-interest bearing, and due on demand.

9.

Share Capital

(a)

On February 4, 2015, the Company issued 90,000 shares of common stock at a fair value of $45,000 pursuant to the placement agent agreement entered on February 17, 2015. Refer to Note 11(j).

(b)

On February 20, 2015, the Company issued 1,790,000 shares of common stock at a fair value of $662,300 pursuant to the share exchange agreement entered on November 20, 2014.  Refer to Note 12(a).

(c)

On February 20, 2015, the Company issued 9,000,000 shares of common stock at a fair value of $3,330,000 pursuant to the share exchange agreement entered on January 23, 2015.  Refer to Note 12(b).

(d)

As at August 31, 2015, the Company received share subscriptions of $70,000 for the future issuance of 140,000 shares of common stock.

F-7

10.

Stock Options

On December 15, 2014, the Vice President of the Company terminated her employment agreement with the Company and the 400,000 stock options granted to her during the year ended November 30, 2014 were cancelled.  During the nine months ended August 31, 2015, the Company reversed stock-based compensation $257,570 in relation to the unvested stock options granted to the Vice President of the Company.

The following table summarizes the continuity of the Company’s stock options:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding, November 30, 2014	1,200,000	$1.64

Granted	–	–
Cancelled	(400,000)	–

Outstanding, August 31, 2015	800,000	$1.64	3.84	$ –

Exercisable, August 31, 2015	450,000	$1.68	3.81	$ –

Additional information regarding stock options as of August 31, 2015, is as follows:

	Outstanding			Exercisable
Range of Exercise Prices $	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price $	Number of Options	Weighted Average Exercise Price $

1.43	400,000	3.92	1.43	183,333	1.43
1.85	400,000	4.26	1.85	266,667	1.85

	800,000	4.09	1.64	450,000	1.68

During the nine months ended August 31, 2015, the Company recorded stock-based compensation of $529,021 (2014 - $357,244), which has been recorded in general and administrative expense.  The weighted average grant date fair value of stock options granted during the nine months ended August 31, 2015 was $nil (November 30, 2014 - $1.63) per share.

A summary of the changes of the Company’s non-vested stock options is presented below:

Non-vested stock options	Number of Options	Weighted Average Exercise Price
		$
Non-vested at November 30, 2014	1,083,333	1.62
Vested	(333,333)	1.62
Cancelled	(400,000)	1.65

Non-vested at August 31, 2015	350,000	1.59

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

(c)

On October 23, 2014, the Company entered into a consulting agreement with a non-related party for marketing and public relation services.  Under the terms of the agreement, for the first three months of the agreement, the Company will pay $2,000 and issue common shares with a fair value of $3,000 per month on the last trading day of each month.  The agreement is effective until April 15, 2015.  As at August 31, 2015, the Company has not issued any shares to the consultant.

(d)

On October 21, 2014, the Company entered into a consulting agreement with Strategic Management LLC for business development services to not exceed $10,000 per month and 25,000 shares of common stock per month, which may be issued on a quarterly basis upon the Company’s consent to issue such shares and approve the scope of work to be provided to the Company.  The agreement expires on October 21, 2024 and either party may terminate the agreement with one year of prior written notice.

(e)

On October 21, 2014, the Company entered into a consulting agreement with Sunshine Global Services, LLC for business development services.  At the end of each month, the compensation will be determined, if any, between the Company and the consultant based on the service performed.  The agreement expires on September 25, 2024, and either party may terminate the agreement with one year of prior written notice.

(f)

On October 23, 2014, the Company entered into a consulting agreement with Institute for Wellbeing LLC for business development services to not exceed $5,000 per month and 5,000 shares of common stock per month, which may be issued on a quarterly basis upon the Company’s consent to issue such shares and approve the scope of work to be provided to the Company.  The agreement expires on October 23, 2015, and either party may terminated the agreement 30 days of prior written notice.

(g)

On October 27, 2014, the Company entered into a consulting agreement with Harmony Group International LLC for business development services to not exceed $5,000 per month and 5,000 shares of common stock per month which may be, issued on a quarterly basis upon the Company’s consent to issue such shares and approve the scope of work to be provided to the Company.  The agreement expires on October 27, 2015, and either party may terminated the agreement 30 days of prior written notice.

(h)

On October 29, 2014, the Company entered into a consulting agreement with Refcon Development Services, LLC for business development services to not exceed $5,000 per month and 5,000 shares of common stock per month which may be, issued on a quarterly basis upon the Company’s consent to issue such shares and approve the scope of work to be provided to the Company.  The agreement expires on October 29, 2015, and either party may terminated the agreement 30 days of prior written notice.

(i)

On November 4, 2014, the Company entered into a consulting agreement with Frank G. Finkbeiner for business development services to not exceed $5,000 per month and 5,000 shares of common stock per month which may be, issued on a quarterly basis upon the Company’s consent to issue such shares and approve the scope of work to be provided to the Company.  The agreement expires on November 4, 2015, and either party may terminated the agreement 30 days of prior written notice.

(j)

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

12.  Acquisition Agreements

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

662,300

During the nine months ended August 31, 2015, the Company recorded an impairment of its intangible assets of $666,453, as there is uncertainty as to the future profitability of PSA.

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

3,333,000

During the nine months ended August 31, 2015, the Company recorded an impairment of its intangible assets of $3,330,000 due to the uncertainty of CAGI to generate future profitability.

13.  Subsequent Event

On November 17, 2015, the Company issued 295,000 shares of common stock at a fair value of $59,000 to settle debt pursuant to multiple debt settlement agreements entered on November 17, 2015.

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

Up to May 31, 2014, the company had accumulated a deficit of $10,169,170 related to the oil and gas businesses.

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

Off Balance Sheet Arrangements

As of August 31, 2015, there were no off balance sheet arrangements.

Liquidity and Capital Resources

As of August 31, 2015, we had cash of $9,238 and a working capital deficit of $680,808 compared with cash of $4,853 and working capital deficit of $540,625 at November 30, 2014. The increase in our working capital deficit was due to the lack of sufficient funds to repay our outstanding obligations, which resulted in an increase in accounts payable, accrued liabilities, and amounts due to related parties.

Our accumulated deficit at August 31, 2015 was $15,528,082 and we incurred a net loss of $4,438,170 during the nine months ended August 31, 2015 compared to a net loss of $637,979 during the nine months ended August 31, 2014. The increase in our net loss was mainly due to an impairment of intangible assets of $3,996,453 related to the acquisition of Paul Shively and Associates Inc. of $666,453, and California Acquisitions Group Inc. of $3,330,000.

Cashflows from Operating Activities

We used net cash of $92,338 in operating activities for the nine months ended August 31, 2015 compared to net cash of $278,593 used in operating activities for the same period in 2014. This decrease was due to an increase in accounts payable and amounts due to related parties as the Company did not raise sufficient funds to repay outstanding obligations as they became due. Considering the Company’s net cash used in both operating and investing activities for the nine months ended August 31, 2015, the Company had a monthly cash requirement of approximately $9,500.  We will need additional financing to carry out our business plan. There is no assurance that any financing will be available or if available, on terms that will be acceptable to us.

Cashflows from Investing Activities

During the period ended August 31, 2015, we received cash of $10,205 from investing activities compared with use of $722,630 during the period ended August 31, 2014.  We advanced $nil for loan receivables and received $10,205 of repayments on the loans receivable.  During the prior year, we advanced $724,330 for loans receivable and received $1,700 of repayments on the loans receivable.

Cashflows from Financing Activities

During the period ended August 31, 2015, we received $86,518 from financing activities compared with $1,022,200 during the period ended August 31, 2014. We received proceeds of $45,000 from subscriptions of common shares and incurred $10,000 in share issue costs, along with $51,518 of proceeds from loans payable. In the prior year, we received $1,010,000 of share subscriptions along with $40,000 of proceeds from loans less $27,800 of repayment of outstanding loans payable.

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

Results of Operations for the Three and Nine Months Ended August 31, 2015 as Compared to the Three and Nine Months Ended August 31, 2014

We recorded revenues of $250,470 during the nine months ended August 31, 2015 resulting from $168,125 of management fees and service revenues and $82,345 of accrued interest revenue on promissory notes. During the prior year, we recorded revenues of $45,364 resulting from $33,500 of management fees and service revenues and $11,864 of accrued interest revenue on promissory notes.

During the three months ended August 31, 2015, we incurred operating expenses of $198,255 compared to $497,114 during the three months ended August 31, 2014.  The decrease in operating expenses was due to a decrease in operating costs as compared to the prior year, where the Company had begun to commence operations generating operating revenues.

During the nine months ended August 31, 2015, we incurred operating expenses of $4,664,291 compared to $658,394 during the nine months ended August 31, 2014.  The increase in operating expenses was due to an impairment charge of $3,996,453 with respect to intangible assets (the acquisitions of PSA and CAGI).

General and administrative expenses consist of professional fees, management and consulting fees, filing fees, bank charges, travel, meals, entertainment, rent, office maintenance, communications, postage, and office supplies.

In addition to operating expenses, the Company incurred interest expenses of $10,514 and $24,349 for the three and nine months ended August 31, 2015, as compared to $7,686 and $22,738 for the three and nine months ended August 31, 2014.

For the nine months ended August 31, 2015, the Company recorded a net loss from continuing operations of $4,438,170 or $0.07 loss per share as compared to a net loss of $637,979 or $0.01 loss per share for the nine months ended August 31, 2014.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of August 31, 2015, our disclosure controls and procedures are not effective, as the Company is working on ensuring more timely presentation and disclosure of financial information and providing a platform to provide our financial professionals with timely information to meet our reporting deadlines.  We are responsible for providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. This information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required continuing disclosures.

During the period ended August 31, 2015, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  We are continuing to work at measures to ensure we meet the filing deadlines for our financial reporting requirements.

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

Management, with the participation of our principal executive officer and principal financial and accounting officer, is conducting a review of internal controls to evaluate the effectiveness of Chuma’s internal control , to prevent further late filings, to come into compliance with the financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Although the Company internal controls over financial reporting are still not effective, the Company is continuing to work diligently to ensure that improvements are implemented prior to our next fiscal audit.

Sadler, Gibb & Associates LLC, our independent registered public accounting firm, was not required to, and has not performed an evaluation of the effectiveness of our internal controls and procedures.

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

At August 31, 2015, the Company owes $20,731, including $4,000 of additional penalties relating to non-payment of funds as agreed upon from the settlement agreement.

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

                                                                    CHUMA HOLDINGS, INC.

Date: November 23, 2015

                                                                        By: /s/ Kevin Wright

  Kevin Wright

  Chief Executive Officer

